Form 10-Q
period 2010-09-30
Resume In Minutes, Inc.
filed 2010-11-15
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

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

As of November 15, 2010, there were 2,803,000 shares of Common Stock, par value $0.001 per share, outstanding.

RESUME IN MINUTES, INC.

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2010 (unaudited)	3

	Condensed Statement of Operations for the nine months ended September 30, 2010 (unaudited) and for the period May 22, 2008 (Inception) to September 30, 2010 (unaudited)	4

	Condensed Statement of Operations for the period ending September 30, 2010 (unaudited)	5

	Statement of Stockholder’s Equity (Deficit) for the period May 22, 2008 (Inception) to September 30, 2010 (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and for the period May 22, 2008 (Inception) to September 30, 2010 (unaudited)	7

	Notes to Unaudited Financial Statements	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures.	22

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

	Signatures	24

Item 1. Financial Statements.

Resume in Minutes, Inc.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$24,397	$2,318

Total Current Assets	24,397	2,318

TOTAL ASSETS	$24,397	$2,318

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Expenses	$10,025	$6,725

Total Current Liabilities	10,025	6,725

TOTAL LIABILITIES	10,025	6,725

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock - $0.001 par value;
10,000,000 shares authorized;
no shares issues or outstanding	-	-

Common Stock - $0.001 par value;
500,000,000 shares authorized;
2,803,000 and 2,108,000 issued and outstanding, respectively	2,803	2,108

Additional Paid-In Capital	39,643	5,588
Deficit Accumulated During the Development Stage	(28,074)	(12,103)

Total Stockholders' Equity (Deficit)	14,372	(4,407)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,397	$2,318

See accompanying notes to the financial statements.

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine	For the nine	For the period
	months ended	months ended	from
	September 30,	September 30,	May 22, 2008 to
	2010	2009	September 30, 2010

REVENUE	$-	$-	$636

OPERATING EXPENSES
PROFESSIONAL FEES	11,375	-	18,100
GENERAL AND ADMINISTRATIVE EXPENSES	4,596	1,065	10,610

TOTAL OPERATING EXPENSES	15,971	1,065	28,710

LOSS BEFORE INCOME TAXES	(15,971)	(1,065)	(28,074)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(15,971)	$(1,065)	$(28,074)

Net loss per common share - basic and diluted	$(0.006)	$(0.001)	$(0.012)

Weighted average number of common shares - basic and diluted	2,648,147	2,108,000	2,266,918

See accompanying notes to the financial statements.

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2010	2009

REVENUE	$-	$-

OPERATING EXPENSES
PROFESSIONAL FEES	9,275	-
GENERAL AND ADMINISTRATIVE EXPENSES	1,500	52

TOTAL OPERATING EXPENSES	10,775	52

LOSS BEFORE INCOME TAXES	(10,775)	(52)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(10,775)	$(52)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares	2,803,000	2,108,000

See accompanying notes to the financial statements.

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from May 22, 2008 (inception) through September 30, 2010
(Unaudited)

				DEFICIT
				ACCUMULATED	TOTAL
			ADDITIONAL	DURING THE	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(DEFICIT)

May 22, 2008 (inception)	2,000,000	$2,000	$-	$-	$2,000

Capital Contribution	-	-	296	-	296

Shares issued at $0.05 per sharefor cash from
August 12, 2008 through September 18, 2008	108,000	108	5,292	-	5,400

Net loss				(4,235)	(4,235)

Balance, December 31, 2008	2,108,000	2,108	5,588	(4,235)	3,461

Net loss				(7,868)	(7,868)

Balance, December 31, 2009	2,108,000	2,108	5,588	(12,103)	(4,407)

Shares issued at $0.05 per sharefor cash from
January 5, 2010 through March 17, 2010	695,000	695	34,055	-	34,750

Net loss				(15,971)	(15,971)

Balance, September 30, 2010	2,803,000	$2,803	$39,643	$(28,074)	$14,372

See accompanying notes to the financial statements.

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine	For the nine	For the period
	months ended	months ended	from
	September 30,	September 30,	May 22, 2008 to
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009	September 30, 2010

Net loss	$(15,971)	$(1,065)	$(28,074)

Adjustments to reconcile net loss to net cash
used in operating activities
Common stock compensation	-	-	2,000
Changes in operating assets and liabilities:
Accrued Expenses	3,300	-	10,025

Net cash used in operating activities	(12,671)	(1,065)	(16,049)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contribution	-	-	296
Proceeds from sale of common stock	34,750	-	40,150

Net cash provided by financing activities	34,750	-	40,446

Net change in cash	22,079	(1,065)	24,397
Cash - beginning of period	2,318	3,461	-

Cash - end of period	$24,397	$2,396	$24,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

RESUME IN MINUTES, INC.
SEPTEMBER 30, 2010 AND 2009
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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate its fair values because of the short maturity of this instrument.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2010, 2009 and for the period from May 22, 2008 (inception) through September 30, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

Commitments and contingencies

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $28,074 at September 30, 2010, a net loss from operations of $15,971 and net cash used in operations of $12,671 for the interim period then ended, respectively, with nominal revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common stock

Common stock includes 500,000,000 shares authorized at a par value of $0.001, of which 2,000,000 have been issued to its Chief Executive Officer at their par value of $0.001 per share or $2,000 for compensation.

From August 12, 2008 through September 18, 2008, the Company sold 108,000 shares of its common stock at $0.05 per share to 6 individuals for a total of $5,400.

From January 5, 2010 through February 22, 2010, the Company sold 695,000 shares of its common stock in a private placement at $0.05 per share to 34 individuals for a total of $34,750.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Capital contribution

In May 2008 the Company’s Chief Executive Officer contributed $296 for the general working capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 1, 2010, the Company entered into an employment agreement (“Employment Agreement) with its president and chief executive officer (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three (3) years from date of signing. Employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2010. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on July 27, 2010.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Characteristics of our Revenues and Expenses

As of September 30, 2010, we had not concluded any sales transactions. We had no revenue or cost of sales for the nine months ended September 30, 2010 or since our inception on May, 22, 2008.

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

Results of Operations

For the nine months ended September 30, 2010, we had $0 in revenue. Expenses for the period totaled $15,971 resulting in a net loss of $15,971.

Capital Resources and Liquidity

As of September 30, 2010 and December 31, 2009 we had $24,397 and $2,318 in cash, respectively. We anticipate our legal, auditing, and filing costs to increase as a result of being a public company. We are currently in the process of setting up a merchant account which will allow us to run ads in local college newspapers. We believe that once we begin advertising, we will be able to meet our long term and short term cash flow needs by generating expected revenues equal to $5,000 per month.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended September 30, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2010.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2010.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESUME IN MINUTES, INC.

Date: November 15, 2010	By:	/s/ Novaira Haider
Novaira Haider
President, Chief Executive Officer, and Director