Form 10-K
period 2010-12-31
Resume In Minutes, Inc.
filed 2011-03-31
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-166343

RESUME IN MINUTES, INC.
(Name of small business issuer in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3711B Madison Lane
Falls Church, Virginia	22041
(Address of principal executive offices)	(Zip Code)

(202) 247-8363
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 500,000,000 shares, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐    No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐    No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

As of March 31, 2011, the registrant had 2,803,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

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

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

The Company has been provided office space located at 3711B Madison Lane, Falls Church, Virginia 22041by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement

ITEM 3. LEGAL PROCEEDINGS

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

 ITEM 4. REMOVED AND RESERVED

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

(b) Holders.

As of March 31, 2011, there were 35 record holders of an aggregate of 2,803,000  shares of the Common Stock issued and outstanding.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

ITEM 6. SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Characteristics of our Revenues and Expenses

As of December 31, 2010, we had not concluded any sales transactions. We had no revenue or cost of sales for the year ended December 31, 2010 or since our inception on May, 22, 2008.

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

As of December 31, 2010, we have 1 employee.  We plan to hire more people on as-needed basis and also outsource to independent contractors for such areas as sales, marketing, auditors, tax and other service needs. We have not entered into any collective bargaining agreements.

We may provide an employee stock compensation program based on performance in addition to other benefits such as basic health insurance.

Plan of Operation

We believe that our combination of the professional and the affordable creates a unique vision. However, we also believe this trend is already becoming a part of the accepted conventional wisdom.

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

Results of Operations

For the year ended December 31, 2010, we had $0 in revenue. Expenses for the period totaled $29,358 resulting in a net loss of $29,358.

Capital Resources and Liquidity

For the year ended December 31, 2010 and 2009 we had $17,142 and $2,318 in cash, respectively. We anticipate our legal, auditing, and filing costs to increase as a result of being a public company. We are currently in the process of setting up a merchant account which will allow us to run ads in local college newspapers. We believe that once we begin advertising, we will be able to meet our long term and short term cash flow needs by generating expected revenues equal to $5,000 per month.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESUME IN MINUTES, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Resume In Minutes, Inc.

(A development stage company)

Falls Church, Virginia

We have audited the accompanying balance sheets of Resume In Minutes, Inc. (a development stage company) (the “Company”), as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from May 22, 2008 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from May 22, 2008 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a deficit accumulated during the development stage at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended, respectively with minimal revenue earned since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 31, 2011

Resume in Minutes, Inc.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$17,142	$2,318

Total Current Assets	17,142	2,318

TOTAL ASSETS	$17,142	$2,318

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Expenses	$16,137	$6,725

Total Current Liabilities	16,137	6,725

TOTAL LIABILITIES	16,137	6,725

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock - $0.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-	-

Common Stock - $0.001 par value;
500,000,000 shares authorized;
2,803,000 and 2,108,000 issued and outstanding, respectively	2,803	2,108

Additional paid-in capital	39,663	5,588
Deficit accumulated during the development stage	(41,461)	(12,103)

Total Stockholders' Equity (Deficit)	1,005	(4,407)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,142	$2,318

See accompanying notes to the financial statements

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period
			from
	For the	For the	May 22, 2008
	Year ended	Year ended	(Inception)
	December 31,	December 31,	through
	2010	2009	December 31, 2010

REVENUE	$-	$-	$636

OPERATING EXPENSES:
PROFESSIONAL FEES	23,262	6,725	29,512
STOCK COMPENSATION	-	-	2,000
GENERAL AND ADMINISTRATIVE EXPENSES	6,096	1,143	10,585

TOTAL OPERATING EXPENSES	29,358	7,868	42,097

LOSS BEFORE INCOME TAXES	(29,358)	(7,868)	(41,461)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(29,358)	$(7,868)	$(41,461)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares -
basic and diluted	2,687,161	2,108,000	2,318,683

See accompanying notes to the financial statements

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from May 22, 2008 (inception) through December 31, 2010

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

May 22, 2008 (inception)	2,000,000	$2,000	$-	$-	$2,000

Capital Contribution	-	-	296	-	296

Common stock issued for cash from August 12
through September 18, 2008 at $0.05 per
share	108,000	108	5,292	-	5,400

Net loss				(4,235)	(4,235)

Balance, December 31, 2008	2,108,000	2,108	5,588	(4,235)	3,461

Net loss				(7,868)	(7,868)

Balance, December 31, 2009	2,108,000	2,108	5,588	(12,103)	(4,407)

Common stock issued for cash from January 5
through March 17, 2010 at $0.05 per
share	695,000	695	34,055		34,750

Capital Contribution			20		20

Net loss				(29,358)	(29,358)

Balance, December 31, 2010	2,803,000	$2,803	$39,663	$(41,461)	$1,005

See accompanying notes to the financial statements

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
			from
	For the	For the	May 22, 2008
	Year ended	Year ended	(Inception)
	December 31,	December 31,	through
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009	December 31, 2010

Net loss	$(29,358)	$(7,868)	$(41,461)

Stock issued as compensation	-	-	2,000
Increase (Decrease) in Accrued Expenses	9,412	6,725	16,137

Total adjustments to net income	9,412	6,725	18,137

Net cash used in operating activities	(19,946)	(1,143)	(23,324)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contribution	20	-	316
Proceeds from stock issuance	34,750	-	40,150

Net cash flows provided by financing activities	34,770	-	40,466

Net increase (decrease) in cash	14,824	(1,143)	17,142
Cash - beginning balance	2,318	3,461	-

CASH BALANCE - END OF PERIOD	$17,142	$2,318	$17,142

See accompanying notes to the financial statements

RESUME IN MINUTES, INC.
DECEMBER 31, 2010 AND 2009
NOTES TO THE FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2010 and 2009 and for the period from May 22, 2008 (inception) through December 31, 2010.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $41,461 at December 31, 2010, a net loss from operations of $29,358 and net cash used in operating activities of $19,946 for the year then ended, respectively, with nominal revenues earned since inception.

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

NOTE 5 – INCOME TAXES

 Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income    tax purposes of $41,461 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $14,097 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $14,097.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $9,982 and $2,675 for the years ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 are as follows:

	December 31, 2010	December 31, 2009

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$14,097	$4,115
Less valuation allowance	(14,097)	(4,115)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage   of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 6 – RELATED PARTY TRANSACTION

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Capital contribution

In May 2008, the Company’s Chief Executive Officer contributed $296 for the general working capital.

In December 2010, the Company’s Chief Executive Officer contributed $20 for the general working capital.

NOTE 7 – COMMITMENTS

Entry into an employment agreement

On March 1, 2010, the Company entered into an employment agreement (“Employment Agreement) with its president and chief executive officer (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three (3) years from date of signing. The employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of March 31, 2011 are as follows:

NAME	AGE	POSITION

Novaira Haider	44	President, Chief Executive Officer, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Novaira Haider

Ms. Haider attended Corcoran School of Arts  & Design in 1985 – 1989 and graduated with a Bachelor of Arts degree. Following her graduation from Corcoran, Ms. Haider was a free lance photographer. She then attended Meridian Institute from 1999 – 2003 where she studied psychology. In 1999, Ms. Haider took a management position at Etore, a high-end spa in Philadelphia, where she managed the day to day operations of the business until 2003. In 2004, Ms. Haider became the manager of another spa, Comfort and Joy, where she was responsible for hiring and supervising staff, marketing the business, and managing the day to day operations of the business until 2006. In 2006, Ms. Haider became the manager of Khalsa Jewelry, a high end jewelry store. She maintained her position there until 2010 when she became involved with Resume In Minutes. She plans to use her expertise in sales and marketing and overall small business management to grow the Resume In Minutes business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table; Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the period ended December 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Novaira Haider, Chief Executive Officer and Treasurer	2010	$5,000	0	0	0	0	0	0	$5,000
	2009	$0	0	0	0	0	0	0	$0

 Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2010 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

On March 1, 2010 we entered into an employment agreement with our sole Officer and Director Novaira Haider (the “Employee”).  The employment agreement is for a term of three years, and is automatically renewed annually unless the Board of Directors or the Employee notifies each other in writing their intent to terminate the employment agreement.  The Employee shall be paid $500 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 31, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Novaira Haider	2,000,000	71.352%

(1)  Based upon 2,803,000 shares outstanding as of March 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon formation we issued 2,000,000 founder shares of common stock to Marc Anthony pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933.  The shares were issued in exchange for services rendered to us and were subsequently transferred to Novaira Haider.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2010, we were billed approximately $__ for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal year ended December 31, 2010.

Tax Fees

For the Company’s fiscal year ended December 31, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESUME IN MINUTES, INC.

By:	/s/ Novaira Haider
Novaira Haider
Chief Executive Officer President and Director
Dated:	March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Novaira Haider	President and Director	March 31, 2011
Novaira Haider