Form 10-Q
period 2011-03-31
Resume In Minutes, Inc.
filed 2011-05-16
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

RESUME IN MINUTES, INC.
(Exact name of registrant as specified in Charter)

NEVADA	333-166343
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3711B Madison Lane
Falls Church, Virginia  22041
 (Address of Principal Executive Offices)
_______________

(202) 247-8363
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2011: 2,803,000

RESUME IN MINUTES, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Resume In Minutes, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Resume in Minutes, Inc.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$14,796	$17,142

Total Current Assets	14,796	17,142

TOTAL ASSETS	$14,796	$17,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued Expenses	$19,637	$16,137

Total Current Liabilities	19,637	16,137

TOTAL LIABILITIES	19,637	16,137

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock - $0.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-	-

Common Stock - $0.001 par value;
500,000,000 shares authorizrd;
2,803,000 shares issued and outstanding	2,803	2,803

Additional paid-in capital	39,663	39,663
Deficit accumulated during the development stage	(47,307)	(41,461)

Total Stockholders' Equity (Deficit)	(4,841)	1,005

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,796	$17,142

See accompanying notes to the financial statements.

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the period
			from
			May 22, 2008
	For the three	For the three	(Inception)
	months ended	months ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

REVENUE	$-	$-	$636

OPERATING EXPENSES:
PROFESSIONAL FEES	4,775	275	34,287
STOCK COMPENSATION	-	-	2,000
GENERAL AND ADMINISTRATIVE EXPENSES	1,071	1,575	11,656

TOTAL OPERATING EXPENSES	5,846	1,850	47,943

LOSS BEFORE INCOME TAXES	(5,846)	(1,850)	(47,307)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(5,846)	$(1,850)	$(47,307)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares -
basic and diluted	2,803,000	2,127,414	2,360,471

See accompanying notes to the financial statements.

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from May 22, 2008 (inception) through March 31, 2011
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

May 22, 2008 (inception)	2,000,000	$2,000	$-	$-	$2,000

Capital contribution	-	-	296	-	296

Common stock issued for cash
at $0.05 per share from August 12, 2008
through September 18, 2008	108,000	108	5,292	-	5,400

Net loss				(4,235)	(4,235)

Balance, December 31, 2008	2,108,000	2,108	5,588	(4,235)	3,461

Net loss				(7,868)	(7,868)

Balance, December 31, 2009	2,108,000	2,108	5,588	(12,103)	(4,407)

Common stock issued for cash from January 5
through March 17, 2010 at $0.05 per
share	695,000	695	34,055		34,750

Capital contribution			20		20

Net loss				(29,358)	(29,358)

Balance, December 31, 2010	2,803,000	2,803	39,663	(41,461)	1,005

Net loss				(5,846)	(5,846)

Balance, March 31, 2011	2,803,000	$2,803	$39,663	$(47,307)	$(4,841)

See accompanying notes to the financial statements.

Resume in Minutes, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from
			May 22, 2008
	For the three	For the three	(Inception)
	months ended	months ended	through
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,846)	$(1,850)	$(47,307)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued as compensation	-	-	2,000

Changes in operating assets and liabilities:
Accrued Expenses	3,500	775	19,637

Total adjustments to net income	3,500	775	21,637

Net cash used in operating activities	(2,346)	(1,075)	(25,670)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution	-	-	316
Proceeds from stock issuance	-	34,750	40,150

Net cash flows provided by financing activities	-	34,750	40,466

Net change in cash	(2,346)	33,675	14,796
Cash - beginning of period	17,142	2,318	-

CASH BALANCE - END OF PERIOD	$14,796	$35,993	$14,796

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

RESUME IN MINUTES, INC.
MARCH 31, 2011 AND 2010
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Resume in Minutes, Inc. (the “Company”), a development stage company, was incorporated on May 22, 2008 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated minimal revenues since inception. The Company plans to offer target customers who need a complete all-in-one resume building service a special and unique opportunity to obtain a complete suite of online resume building services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011, 2010 or for the period from May 22, 2008 (inception) through March 31, 2011.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $47,307 at March 31, 2011, a net loss of $5,846 and net cash used in operating activities of $2,346 for the interim period then ended, respectively, with nominal revenues earned since inception.

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

Item 2.                 Management’s Discussion and Analysis or Plan of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

Characteristics of our Revenues and Expenses

As of March 31, 2011, we had not concluded any sales transactions. We had no revenue or cost of sales for the three months ended March 31, 2011 or since our inception on May, 22, 2008.

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

As of March 31, 2011, we have 1 employee.  We plan to hire more people on as-needed basis and also outsource to independent contractors for such areas as sales, marketing, auditors, tax and other service needs. We have not entered into any collective bargaining agreements.

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

Results of Operations

For the three months ended March 31, 2011, we had $0 in revenue. Expenses for the period totaled $5,846 resulting in a net loss of $5,846.

Capital Resources and Liquidity

As of March 31, 2011, the Company’s current assets were $14,796 and current liabilities were $19,637. Cash and cash equivalents totaled $14,796 as of March 31, 2011. The Company’s shareholders’ deficit at March 31, 2011 was $4,841. The Company had cash used in operating activities in continuing operations for the three months ended March 31, 2011 and March 31, 2010 of $2,346 and $1,075, respectively. The Company had net cash provided by financing activities for the three months ended March 31, 2011 and March 31, 2010 of $0 and $34,750, respectively.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

[Note: Per the instruction to Part II of Form 10-Q, any item which is inapplicable or to which the answer is negative may be omitted and no reference thereto need be made in the report. Thus, there is no need to include the item and state “None” thereafter.  For example, Items 1-5 below could be omitted such that the only item listed in Part II is Item 6.]

Item 1.                 Legal Proceedings.

None.

Item 1A.                 Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 (Removed and Reserved).

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESUME IN MINUTES, INC.

Dated: May 16, 2011	By:	/s/ Novaira Haider
Novaira Haider
Chief Executive Officer President and Director (Principal Executive Officer)