Form 10-Q
period 2011-06-30
MEDL Mobile Holdings, Inc.
filed 2011-08-12
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to _____

 Commission File Number 333-166343

MEDL MOBILE HOLDINGS, INC
 (Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	80-0194367 (I.R.S. Employer Identification No.)

 18475 Bandilier Circle
Fountain Valley, California 92708
(Address of principal executive offices)

(310) 684-3490
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                              Accelerated filer ☐

Non-accelerated filer ☐                                                                Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,000,000 shares as of August 1, 2011

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation:

•
information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
•	statements about expected future sales trends for our products and services;
•	statements about our future capital requirements and the sufficiency of our cash and cash equivalents;
•	other statements about our plans, objectives, expectations and intentions;
•	and other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report, and elsewhere in this Report.  A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2011	2010
	UNAUDITED
ASSETS

Current assets:
Cash	$2,187,164	$40,682
Accounts receivable	105,487	40,622
Prepaid expenses	20,000	-
Total current assets	2,312,651	81,304

Fixed assets, net of depreciation	43,159	6,417

Other asset:
Security deposit	7,257	7,257
Total other asset	7,257	7,257

Total assets	$2,363,067	$94,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,586	$6,972
Shareholder loans	-	40,534
Total liabilities	23,586	47,506

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized: 40,000,000 issued and outstanding
at June 30, 2011 and 7,401,500; issued and outstanding
at December 31, 2010	40,000	7,402
Additional paid-in capital	2,562,500	95,098
Accumulated deficit	(263,019)	(55,028)
Total stockholders' equity	2,339,481	47,472

Total liabilities and stockholders' equity	$2,363,067	$94,978

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS , INC CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	For the	For the	For the	For the
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues	$573,068	$168,450	$951,723	$294,847

Cost of goods sold	228,168	142,003	410,761	232,009

Gross profit	344,900	26,447	540,962	62,838

Expenses:
Selling, general and administrative	571,103	39,091	746,241	75,255
Total expenses	571,103	39,091	746,241	75,255

Net (loss) before other income (expense)	(226,203)	(12,644)	(205,279)	(12,417)

Other income (expense):
Interest expense	(2,712)	-	(2,712)	-
Total other income (expense)	(2,712)	-	(2,712)	-

Net (loss)	$(228,915)	$(12,644)	$(207,991)	$(12,417)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	9,909,077	7,401,500	8,662,215	7,401,500

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	For the six	For the six
	months ended	months ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net loss	$(207,991)	$(12,417)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,555	-
Changes in operating assets and liabilities
(Increase) in accounts receivable	(64,865)	-
(Increase) in prepaid expenses	(20,000)	-
Increase (decrease) in accounts payable	16,614	(4,550)
Net cash (used in) operating activities	(272,687)	(16,967)

Cash flows from investing activities:
Purchase of office equipment	(40,297)	-
Net cash (used in) investing activities	(40,297)	-

Cash flows from financing activities:
Decrease in shareholder loans	(40,534)	(15,000)
Proceeds from convertible bridge notes	300,000	-
Proceeds from issuance of common stock	2,200,000	-
Net cash provided by (used in) financing activities	2,459,466	(15,000)

Net increase (decrease) in cash	2,146,482	(19,323)

Cash at beginning of period	40,682	42,258

Cash at end of period	$2,187,164	$22,935

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for interest
Interest	$-	$-
Income taxes	$800	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of bridge notes	$300,000

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2010 filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2011.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented

MEDL Mobile Holdings, Inc. (the “Registrant”) through its wholly owned subsidiary, MEDL Mobile, Inc. (“MEDL” and together with the Registrant, “we”, “our”, “us”, or the “Company”) is a developer, incubator, marketer and aggregator of mobile application software, or “Apps”.

The Registrant, formerly known as Resume in Minutes, Inc. was incorporated in Nevada on May 22, 2008.  On June 24, 2011, the Registrant completed a share exchange with MEDL, a California corporation, and the shareholders of MEDL (the “MEDL Shareholders”) according to which the MEDL Shareholders transferred all of the issued and outstanding capital stock of MEDL to the Registrant in exchange for the issuance to the MEDL Shareholders of an aggregate of 20,000,000 shares of common stock of the Registrant.  As a result of the share exchange, MEDL became a wholly owned subsidiary of the Registrant and the business of MEDL became the sole line of business of the Registrant.

The share exchange was accounted for as a reverse-merger and recapitalization. MEDL is the acquirer for financial reporting purposes and MEDL Mobile Holdings, Inc. is the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the share exchange are those of MEDL and recorded at the historical cost basis of MEDL, and the consolidated financial statements after completion of the share exchange include the assets and liabilities of the Registrant and MEDL, historical operations of MEDL and operations of Registrant from the closing date of the share exchange.

GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  While the Company has been generating revenues from various development contracts, the Company has generated losses totaling $207,991 and $12,417 for the six months ended June 30, 2011 and 2010, respectively, and $263,019 since March 4, 2009 (inception).  The Company raised funds in a private placement that closed on June 24, 2011 resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).

The Company may need to raise additional funds to carry out its business plan.  The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. The continuation of the Company as a going concern is dependent upon the ability of the Company to generate sufficient cash flow to support its operations or obtain financing to continue operations.  The Company has had limited operating history to date.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all of the entities that make up the Company.  All significant inter-company balances and transactions have been eliminated.

Reclassification

The Company has made certain reclassifications to conform to prior periods’ data to the current presentation.  These reclassifications had no effect on reported losses, operating ratios or ROI measurements.

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”) for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company’s Current Report on Form 8-K filed on June 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Recurring revenues are earned on a monthly basis and include software application license and support fees as well as Application (also referred to as “Apps”) hosting fees. Monthly recurring fees billed in advance and the revenue is recognized in the month in which the fees are applicable. Nonrecurring revenues from implementation fees for new client installation and consulting and training fees for existing clients are recognized as the services are performed. Nonrecurring revenues related to perpetual license sale with multiple elements are recognized in accordance with the guidance on software revenue recognition. When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance for construction-type and certain production-type contracts.

The Company receives a deposit of up to fifty (50%) percent of the proposed project contract at the time that the contract is signed.  Significant work has been done by the Company at this time and the deposit is non-refundable and therefore is recognized as revenue to the Company.  Another twenty five (25%) percent of the contract is billable per stated terms of the contract and revenue is recognized at that time.  Upon completion of the project to the client the remaining twenty five (25%) percent is billed to the client and recognized as revenue to the Company.  Apps projects are generally delivered within several months.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Management has determined that no allowance for doubtful accounts at June 30, 2011 and December 31, 2010 is required.

Accounts receivable will generally be due within 30 to 45 days and collateral is not required.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2011 no additional accrual for income taxes is necessary.

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.

Property and equipment

Property and equipment are stated at cost.  Expenditures that materially increase the life of the assets are capitalized.  Ordinary maintenance and repairs are charged to expense as incurred.  When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any realized gain or loss is recognized at that time.

Depreciation is computed primarily on the straight line method for financial statement purposes over the following estimated useful lives:

Computer equipment                                                      3-5 years

Furniture and fixtures                                                     3-5 years

Fair Value of Financial Instruments (Other Than Derivative Financial Instruments)

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheet for cash, accounts payable, and accrued liabilities approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2011	June 30, 2010
Net loss	$(207,991)	$(12,417)
Weighted-average common shares
Outstanding (Basic)	8,662,215	7,401,500

Weighted-average common stock
Equivalents
Stock options	2,324,250	-

Weighted-average commons shares
Outstanding (Diluted)	10,986,465	7,401,500

Diluted net loss per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Goodwill and Other Intangible Assets

In accordance with ASC 350- 30-65 (formerly SFAS 142, Goodwill and Other Intangible Assets), the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company applies ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. The amount of compensation cost for share-based payments is measured based upon the fair value on the grant date of the equity instruments issued.  For stock options issued to non-employees, the Company applies the same standard.

Recently Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, ASC 808-10 (formerly EITF Issue No. 07-1, Accounting for Collaborative Arrangements) was issued.  ASC 808-10 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of ASC 808-10 have been adopted in 2009. ASC 808-10 has had no impact on the Company’s financial statements.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In November 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on its results of operations or financial position.

In April 2008, ASC issued ASC 350, Determination of the Useful Life of Intangible Assets. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset and shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On November 23, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature.   Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s  consolidated financial statements.

Effective November 23, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 12, 2011, the date the financial statements were issued.

Effective November 23, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll-forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of June 30, 2011 (unaudited) and December 31, 2010 were as follows:

	Estimated
	Useful Lives	June 30,	December 31,
	(Years)	2011	2010
Computer Equipment	3-5	$40,612	$7,700
Furniture and fixtures	3-5	7,385	0

		47,997	7,700
Less: accumulated depreciation		(4,838)	(1,283)
Fixed assets, net		$43,159	$6,417

There was $3,555 and $0 charged to operations for depreciation expense for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the six months ended June 30, 2011 differs from the amount which would be expected as a result of applying the statutory tax rates to the income (losses) before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that MEDL was taxed as a S Corporation from January to June 23, 2011, resulting in no tax benefit or deferred tax asset during this period.

With respect to tax periods prior to June 23, 2011, MEDL was taxed as a S Corporation.  Accordingly, all of the losses of MEDL flow through to the shareholders of the S Corporation and the Company has no deferred tax assets or loss carryforwards from this period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of June 30, 2011
Deferred tax assets:
Net Operating Loss	$(76,072)
Tax Rate	34%
Total deferred tax assets	$25,864
Less Valuation allowance	$(25,864)

Net deferred tax assets	$0

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 4 - PROVISION FOR INCOME TAXES (CONTINUED)

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

June 30, 2011
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0%)
Net Effective Tax Rate	0%

As of June 30, 2011, the Company has a net operating loss carry forward of $76,072 expiring through 2030. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into a sub-lease with a company in which its CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015 (See also Note 6).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to a non-cancelable sub-lease agreement for office space through 2015. At June 30, 2011, aggregate future minimum payments under this sub-lease, is as follows:

2011	$75,240
2012	80,280
2013	83,970
2014	86,760
2015	36,525

Total	$362,775

Litigation

The Company is not presently involved in any litigation.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of June 30, 2011, the Company had no outstanding shares of preferred stock.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares of common stock with a par value of $0.001.

In March, 2009, MEDL issued to each of Mr. Matlin and Mr. Swartz as founders’ shares 3,650,000 shares of its common stock, par value $0.01 per shares, as adjusted for MEDL’s October 1, 2009 7,300-for-one forward stock split.

On November 1, 2009, MEDL sold 101,500 shares of its common stock at a price per share of $1.00 to four investors for total aggregate proceeds of $101,500.

On April 20, 2011, MEDL sold an aggregate of $300,000 secured 5% bridge notes to certain accredited investors in a private placement transaction.  The bridge notes were to mature upon the earlier to occur of a private placement of at least $2,200,000 and simultaneous reverse merger or on October 20, 2011.  The principal amount of the bridge notes automatically exchanged into shares of common stock of the Company in the Private Placement (as defined below) at a price per share of $0.25.

On June 3, 2011, the board of directors of the Registrant authorized a 37.39716 for one forward split of its outstanding common stock in the form of a dividend, whereby an additional 36.39716 shares of common stock, par value $0.001 per share, were issued for each one share of common stock held by each shareholder of record on June 23, 2011.

On June 24, 2011, the Registrant completed a share exchange (the “Share Exchange”) with MEDL, a California corporation, and the shareholders of MEDL (the “MEDL Shareholders”) according to which the MEDL Shareholders transferred all of the issued and outstanding capital stock of MEDL to the Registrant in exchange for the issuance to the MEDL Shareholders of an aggregate of 20,000,000 shares of common stock of the Registrant.  The Share Exchange caused MEDL to become a wholly-owned subsidiary of the Registrant.

In connection with the closing of the share exchange, the Company sold 10,000,000 shares of common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).  Accrued interest of $2,712 in respect of the bridge notes was not paid at the closing and is included in accounts and accrued expenses payable at June 30, 2011.

Two business days following the closing of the Share Exchange and the Private Placement, the Company transferred all of its pre-Share Exchange assets and liabilities to a newly formed wholly-owned subsidiary, Resume in Minutes Holdings, Inc. (“SplitCo”).  Thereafter, the Company transferred all of the outstanding capital stock of SplitCo to certain of the Company’s former shareholders in exchange for the cancellation of 94,824,263 shares of common stock that they owned (the “Split-Off”).

Warrants

The Company has no warrants as of June 30, 2011 or for the year ended December 31, 2010.

MEDL MOBILE HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Options

The Board of Directors on June 24, 2011 approved the MEDL Mobile Holdings, Inc., 2011 Equity Incentive Plan.  The 2011 Plan, reserved 6,000,000 shares that may be optioned or issued for all eligible participants.

The Board of Directors authorized the grant of an aggregate of 5,160,500 options on June 24, 2011.  The Board determined that the exercise price of $0.25 to be the present fair market value of our common stock except for the options granted to the CEO and President, which are at $0.275 per share, representing 110% of the fair market value of our common stock.

1,128,750 of the options granted to the CEO, President, CFO and employees vest immediately upon grant. 2,361,250 of the options granted to employees vest as follows: one quarter of the total shall vest on the first anniversary of their start date and one forty eighth (1/48th) of the option shares vest on a monthly basis over the following three years. 100,000 of the options granted to the CFO vest on December 26, 2011.

1,195,500 of the options granted to non-employees vest immediately upon grant.  375,000 of the options granted to a non-employee vest in six equal monthly installments beginning upon the grant date.

		EXERCISE	RELATIVE	FAIR
STOCK OPTIONS	NUMBER	PRICE (1)	VALUE (2)	VALUE(3)	TERM
Outstanding at Beginning of the year	0	0	0	0	N/A

Options granted to CEO & President	2,000,000	$ 0.275	$500,000	$500,000	10 Years

Options granted to CFO	200,000	$ 0.25	$ 50,000	$ 50,000	10 Years

Options granted to employees	1,390,000	$ 0.25	$347,500	$347,500	10 Years

Options granted to non-employees	1,570,500	$ 0.25	$ 392,500	$392,500	10 Years

Options Outstanding at June 30, 2011	5,160,500
___________

(1)	The exercise price is based on the fair market value of the common stock at the date of grant.

(2)	Relative value is based on the fair market value of the common stock at the date of grant as there was no market price for the stock at the time of grant or at June 30, 2011.

(3)
The exercise price of $0.25 for the option grant (except in the case of the CEO and President) represented the fair market value of the common stock based on the price paid per share by the purchasers of the Company’s common stock in that certain private placement that closed on June 24, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We are primarily engaged in the monetization of mobile application software or “Apps” through four revenue generating platforms: (i) development of customized Apps for third parties to monetize their particular intellectual property, persona or brand, (ii) incubation of Apps in partnership with third parties and from a library of more than 75,000 original Apps concept submissions, (iii) sale of advertising and sponsorship opportunities directly to brands via mobile advertising networks, and (iv) acquisition of Apps from other developers and use of a proprietary application programming interface, or API, to make Apps recommendations for our user base.

Recent Events

On June 24, 2011, we completed a share exchange pursuant to which we acquired all of the capital stock of MEDL Mobile, Inc., a California corporation (“MEDL”), which became our wholly owned subsidiary.  In connection with this share exchange, we discontinued our former business and succeeded to the business of MEDL as our sole line of business.  The share exchange is accounted for as a recapitalization.  MEDL is the acquirer for accounting purposes and we are the acquired company.  Accordingly, MEDL’s historical financial statements for periods prior to the acquisition have become those of the Registrant retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The accumulated earnings of MEDL were also carried forward after the acquisition. Operations reported for periods prior to the share exchange are those of MEDL.

Critical Accounting Policies

We do not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on our financial position and results of operations.

Results of Operations

Six Months Ended June 30, 2011 Compared to Six Months Ended June 31, 2010

The following table presents our results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	Six Months Ended June 30, 2011 (Unaudited)	Six Months Ended June 30, 2010 (Unaudited)

Revenue	$951,723	$294,847

Cost of Sales	410,761	232,009

Gross Profit	540,962	62,838

Total Expenses:	746,241	75,255

Net Loss before Interest Expense	(205,279)	(12,417)

Interest Expense	2,712	-

Net Loss	$(207,991)	$(12,417)

Revenues

Revenues for the six months ended June 30, 2011 increased to $951,723 as compared to $294,847 for the six months ended June 30, 2010, an increase $656,876 or 222.8%. The increase is primarily attributable to growth of our customer base through our expanded sales force and referrals from existing customers.

Cost of Sales

Cost of sales for the six months ended June 30, 2011 increased to $410,761 as compared to $232,009 for the six months ended June 30, 2010, an increase of $178,752 or 77.0%.  The increase is primarily due to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications.

Gross Profit

Gross profit for the six months ended June 30, 2011 increased to $540,962 as compared to $62,838 for the six months ended June 30, 2010, an increase of $478,124 or 760.9%.  Our gross margin increased due to the additional business generated which utilized existing employees and new employees more efficiently in producing the finished product for our customers.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 increased to $746,241 as compared to $75,255 for the six months ended June 30, 2010, an increase of $670,986 or 891.6%.  The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year, the increase in support staff, costs of moving into new corporate offices and legal and accounting costs incurred with the sale of stock and corporate filings with the Securities and Exchange Commission.

Net Loss

Net loss for the six months ended June 30, 2011 increased to $207,991, as compared to $12,417 for the six months ended June 30, 2010 and increase of $195,574 or 1,575.0%.

The net loss since inception is $263,019.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 31, 2010

The following table presents our results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

	Three Months Ended June 30, 2011 (Unaudited)	Three Months Ended June 30, 2010 (Unaudited)

Revenue	$573,068	$168.450

Cost of Sales	228,168	142,003

Gross Profit	344,900	26,447

Total Expenses:	571,103	39,091

Net (Loss) Before Interest Expense	(226,203)	(12,644)

Interest Expense	2,712	-

Net Loss	$(228,915)	$(12,644)

Revenues

Revenues for the three months ended June 30, 2011 increased to $573,068 as compared to $168,450 for the three months ended June 30, 2010 an increase of $404,618 or 240.2%.  The increase is primarily attributable to growth of our company base through our expanded sales force and from referrals from existing customers.

Cost of Sales

Cost of sales sold for the three months ended June 30, 2011 increased to $228,168 as compared to $142,003 for the three months ended June 30, 2010 an increase of $86,165 or 60.7%.  The increase is primarily attributable to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications.

Gross Profit

Gross profit for the three months ended June 30, 2011 increased to $344,900 as compared to $26,447 for the three months ended June 30, 2010 an increase of $318,453 or 1,204.1%.  Our gross margin increased due to the additional business generated which utilized existing employees and new employees more efficiently in producing the finished product for our customers.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 increased to $571,103 as compared to $39,091 for the three months ended June 30, 2010 and increase of $532,012 or 1,361.0%.  The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year, the increase in support staff, costs of moving into new corporate offices and legal and accounting costs incurred with the sale of stock and corporate filings with the Securities and Exchange Commission.

Net Loss

Net loss for the three months ended June 30, 2011 increased to $228,915 as compared to a net loss of $12,644 for the three months ended June 30, 2010 and increase of $216,271 or 1,710.5%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our business is still in the early stages, having commenced operations on March 4, 2009.  At June 30, 2011 and December 31, 2010, we had cash of $2,187,164 and $40,682, respectively and working capital of $2,289,065 and $33,798, respectively.  In connection with the closing of the share exchange, we sold 10,000,000 shares of our common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000).

To date we have financed our operations through internally generated revenue from operations, the sale of our common stock, the issuance of notes and loans from shareholders.

We do not have any material commitments for capital expenditures during the next twelve months.  Although our net revenues and proceeds from a recently completed private placement are currently sufficient to fund our operating expenses, we may be required to raise additional funds in the future particularly if we are unable to generate positive cash flow as a result of our operations or require additional capital to expand our operations. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Our ability to continue as a going concern is dependent on our ability to generate sufficient cash flow to support our operations or to obtain financing to continue operations.  We have had limited operations to date. These factors raise significant doubt about our ability to continue as a going concern.

Net cash used in operating activities for the six months ended June 30, 2011 was $272,687 compared to net cash used in operating activities of $16,967 for the six months ended June 30, 2010.  The increase in net cash used in operating activities was primarily attributable to the $207, 991 of net loss for the period along with an increase of $64,865 in accounts receivable.  Net cash used in investing activities for the six months ended June 30, 2011 was $40,297 as compared to $0 for the six months ended June 30, 2010. The increase in net cash used in investing activities was due to the purchase of office equipment.  Net cash provided by financing activities for the six months ended June 30, 2011 was $2,459,466 as compared to net cash used in financing activities of $15,000 for the six months ended June 30, 2010. Net cash provided by financing activities was the result of $2,500,000 of proceeds from a private placement that closed on June 24, 2011 partially offset by a decrease of $40,534 in shareholder loans.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material effect on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2011. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2011. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

 PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED.)

ITEM 5 - OTHER INFORMATION

(a) Form 8-K Information

None.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

August 12, 2011	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

August 12, 2011	By:	/s/ David Lieberman
David Lieberman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer