Form 10-Q
period 2011-09-30
MEDL Mobile Holdings, Inc.
filed 2011-11-10
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,000,000 shares as of November 7, 2011

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	SEPTMBER 30	DECEMBER 31
	2011	2010
	UNAUDITED
ASSETS

Current assets:
Cash	$1,757,243	$40,682
Accounts receivable	387,281	40,622
Prepaid expenses	6,750	-
Total current assets	2,151,274	81,304

Fixed assets, net of depreciation	59,047	6,417

Other asset:
Security deposit	19,857	7,257
Total other asset	19,857	7,257

Total assets	$2,230,178	$94,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$99,742	$6,972
Shareholder loans	-	40,534
Total liabilities	99,742	47,506

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized: 40,000,000 issued and outstanding
at September 30, 2011 and 7,401,500; issued and outstanding
at December 31, 2010	40,000	7,402
Additional paid-in capital	2,629,370	95,098
Accumulated deficit	(538,934)	(55,028)
Total stockholders' equity	2,130,436	47,472

Total liabilities and stockholders' equity	$2,230,178	$94,978

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS , INC
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the	For the	For the	For the
	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010

Revenues	$705,028	$201,532	$1,656,751	$496,379

Cost of goods sold	369,673	130,663	780,434	362,672

Gross profit	335,355	70,869	876,317	133,707

Expenses:
Selling, general and administrative	611,322	35,925	1,357,511	111,180
Total expenses	611,322	35,925	1,357,511	111,180

Net (loss) profit before other income (expense)	(275,967)	34,944	(481,194)	22,527

Other income (expense):
Interest expense	-	-	(2,712)	-
Total other income (expense)	-	-	(2,712)	-

Net (loss) profit	$(275,967)	$34,944	$(483,906)	$22,527

NET (LOSS) PROFIT PER COMMON SHARE
Basic and Diluted	$(0.01)	$0.00	$(0.03)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	40,000,000	7,401,500	19,222,934	7,401,500

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine	For the nine
	months ended	months ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net (loss) profit	$(483,906)	$22,527
Adjustments to reconcile net (loss) profit to net cash
used in operating activities:
Depreciation	8,671	-
Stock based compensation on options granted	66,870	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(346,659)	-
(Increase) in prepaid expenses	(6,750)	-
(increase) in security deposits	(12,600)	(7,256)
Increase (decrease) in accounts payable	92,770	(5,676)
Net cash (used in) provided by operating activities	(681,604)	9,595

Cash flows from investing activities:
Purchase of office equipment	(61,301)	(2,248)
Net cash (used in) investing activities	(61,301)	(2,248)

Cash flows from financing activities:
Decrease in shareholder loans	(40,534)	(40,750)
Proceeds from convertible bridge notes	300,000	-
Proceeds from issuance of common stock	2,200,000	-
Net cash provided by (used in) financing activities	2,459,466	(40,750)

Net increase (decrease) in cash	1,716,561	(33,403)

Cash at beginning of period	40,682	42,258

Cash at end of period	$1,757,243	$8,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for interest
Interest	$-	$-
Income taxes	$800	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of bridge notes	$300,000

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 1 -ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2010 filed as Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2011.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

At June 30, 2011, the Company had in its Quarterly Report on Form 10-Q an explanatory paragraph in respect to the substantial doubt of the Company’s ability to continue as a going concern even though it had just raised $2,500,000 through the sale of its common stock. At September 30, 2011, the Company’s cash on hand was $1,757,243.  The Company’s sales have increase in the current quarter over the previous quarter by $131,960 or 23%.  The Company anticipates its revenues for the remainder of 2011 and for the year ended December 31, 2012 to continue to increase.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company’s Current Report on Form 8-K filed on June 30, 2011.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Management has determined that no allowance for doubtful accounts at September 30, 2011 and December 31, 2010 is required.

Accounts receivable will generally be due within 30 to 60 days and collateral is not required.

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
SEPTEMBER 30, 2011
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2011 no additional accrual for income taxes is necessary.

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

Depreciation is computed primarily on the straight line method for financial statement purposes over the following estimated useful lives:

Computer equipment                                                      3-5 years

Furniture and fixtures                                                     3-5 years

Fair Value of Financial Instruments (Other Than Derivative Financial Instruments)

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2011	September 30, 2010
Net (loss) profit	$(483,906)	$22,527
Weighted-average common shares
Outstanding (Basic)	19,222,934	7,401,500

Weighted-average common stock
Equivalents
Stock options	2,644,172	-

Weighted-average commons shares
Outstanding (Diluted)	21,867,106	7,401,500

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
SEPTEMBER 30, 2011
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

Recently Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of ASC 820 has had no material impact on the financial statements.

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 has had no material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 805 requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 has had no material effect on the Company’s financial position, results of operations or cash flows.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of  ASC 815 has had no material effect on the Company’s results of operations or financial position.

In April 2008, ASC issued ASC 350, Determination of the Useful Life of Intangible Assets. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset and shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of ASC 350 has had no material effect on the Company’s financial position, results of operations or cash flows.

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock. ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On November 23, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature.   Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s consolidated financial statements.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010.  The disclosures about the roll-forward of information in Level 3 are required for the Company with its first interim filing in 2011. Adoption of ASU 2010-06 did not have a material impact on the Company’s results of operations or financial condition.

               In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of September 30, 2011 (unaudited) and December 31, 2010 were as follows:

	Estimated	(unaudited)
	Useful Lives	September 30,	December 31,
	(Years)	2011	2010
Computer Equipment	3-5	$61,617	$7,700
Furniture and fixtures	3-5	7,385	0
		69,002	7,700

Less: accumulated depreciation		(9,955)	(1,283)
Fixed assets, net		$59,047	$6,417

There was $8,671 and $0 charged to operations for depreciation expense for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2011 differs from the amount which would be expected as a result of applying the statutory tax rates to the income (losses) before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that MEDL was taxed as a S Corporation from January to June 23, 2011, resulting in no tax benefit or deferred tax asset during this period.

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

As of September 30, 2011
Deferred tax assets:
Net Operating Loss	$(352,039)
Tax Rate	34%
Total deferred tax assets	$119,693
Less Valuation allowance	$(119,693)

Net deferred tax assets	$0

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 4 - PROVISION FOR INCOME TAXES (CONTINUED)

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

September 30, 2011
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0%)
Net Effective Tax Rate	0%

As of September 30, 2011, the Company has a net operating loss carry forward of $352,039 expiring through 2031. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015. (See also Note 6)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to two non-cancelable lease agreements for office space through 2015. The first agreement is for approximately 4,500 square feet of space located at 18475 Bandilier Circle, Fountain Valley, CA.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015.  The second lease is for approximately 4,786 square feet and is located at 18350 Mt. Langley Street, Fountain Valley, CA.  The term of this lease is from September 1, 2011 and ends at February 28, 2013.  At September 30, 2011, aggregate future minimum payments under these leases, is as follows:

2011	$122,460
2012	100,180
2013	84,915
2014	87,210
2015	14,610

Total	$409,375

Litigation

The Company is not presently involved in any litigation.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of September 30, 2011, the Company had no outstanding shares of preferred stock.

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

In connection with the closing of the share exchange, the Company sold 10,000,000 shares of common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).  Accrued interest of $2,712 in respect of the bridge notes was not paid at the closing and is included in accounts and accrued expenses payable at September 30, 2011.

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

As of September 30, 2011, the Company has 40,000,000 shares of common stock issued and outstanding.

Warrants

The Company has no warrants as of September 30, 2011 or for the nine months ended September 30, 2011 and year ended December 31, 2010.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of Medl Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 6,000,000 shares of common stock.   As of September 30, 2011, options exercisable into 5,785,500 shares of common stock have been issued under this plan of which options exercisable for 3,960,000 shares of common stock have been issued to employees and options exercisable for 1,825,500 shares of common stock have been issued to non-employees. As of September 30, 2011, the Company had approximately 215,000 shares reserved for future grant under its Plan and there were no shares exercised during the first nine months of 2011.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Stock options are typically granted throughout the year and generally vest over five years of service thereafter and expire ten years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total share-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 was $ 28,710 and $0, respectively.

There was no capitalized share-based compensation cost as of September 30, 2011 and there were no recognized tax benefits during the three and nine months ended September 30, 2011 and 2010.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2011:

Dividend Yield	$ 0
Expected Volatility	80.0%
Risk Free Interest Rate	2.5%
Expected Life	10 years

There were no options outstanding during the year ended December 31, 2010.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Share-Based Compensation and Options Issued to Consultants

Employee share option activity for the nine months ended September 30, 2011 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Life (Yrs.)	Value

Options outstanding at December 31, 2010
Granted	3,960,000	$0.28
Exercised
Forfeited or cancelled
Expired
Options outstanding at September 30, 2011	3,960,000	0.28	9.8	$2,336,400
Options exercisable at September 30, 2011	1,270,078	0.26	9.8	749,346
Options exercisable and options expected
to vest at September 30, 2011	2,970,000	0.28	9.8	1,752,300

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the nine months ended September 30, 2011 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2010
Granted	3,960,000	$0.28
Vested	(1,270,078)	0.26
Forfeited
Unvested balance at September 30, 2011	2,689,922	.0.29

At September 30, 2011, there was $865,000 of unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 9.75 years.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Share-Based Compensation and Options Issued to Consultants

During June of 2011 the Company issued 1,570,000 options to consultants with an exercise price of $0.25.  1,195,500 of these shares vested immediately and the remainder of 375,000 shares vest over 6 months of service.  These options have a term of 10 years.  The Company recognized $38,160 in consulting expenses relating to these options.

During the quarter ended September 30, 2011, the Company issued an additional 255,000 options to consultants at exercise prices that ranged from $.25-$1.35 per share, none of which vested during the quarter. There are 442,500 unvested options and an additional $93,977 in consulting expense that will be recognized in future periods.

NOTE 8 – SUBSEQUENT EVENTS

 On November 1, 2011 the Company issued 60,000 stock options to three employees.  The exercise price was $0.88-0.89 per share.

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

Overview

We are primarily engaged in the monetization of mobile application software or “Apps” through four revenue generating platforms: (i) development of customized Apps for third parties to monetize their particular intellectual property, persona or brand, (ii) incubation of Apps in partnership with third parties and from a library of more than 75,000 original Apps concept submissions, (iii) sale of advertising and sponsorship opportunities directly to brands via mobile advertising networks and (iv) acquisition of Apps from other developers and use of a proprietary application programming interface, or API, to make Apps recommendations for our user base.

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

Results of Operations

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table presents our results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

	Nine Months Ended September 30, 2011 (Unaudited)	Nine Months Ended September 30, 2010 (Unaudited)

Revenue	$1,656,751	$496,379

Cost of Goods Sold	780,434	362,672

Gross Profit	876,317	133,707

Total Expenses:	1,357,511	111,180

Net Loss before Interest Expense	(481,194)	22,527

Interest Expense	(2,712)	-

Net Profit (Loss)	$(483,906)	$22,527

Revenues

Revenues for the nine months ended September 30, 2011 increased to $1,656,751 as compared to $496,379 for the nine months ended September 30, 2010, an increase of $1,160,372 or 233.8%. The increase is primarily attributable to growth of our customer base through our expanded sales force and referrals from existing customers.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2011 increased to $780,434 as compared to $362,672 for the nine months ended September 30, 2010, an increase of $417,762 or 115.1%.  The increase is primarily due to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications.

Gross Profit

Gross profit for the nine months ended September 30, 2011 increased to $876,317 as compared to $133,707 for the nine months ended September 30, 2010, an increase of $742,610 or 555.4%.  Our gross margin increased due to the additional business generated which utilized existing employees and new employees more efficiently in producing the finished product for our customers.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 increased to $1,357,511 as compared to $111,180 for the nine months ended September 30, 2010, an increase of $1,246,331 or 1121.0%.  The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year, the increase in support staff, costs of moving into new corporate offices and legal and accounting costs incurred with the sale of stock and corporate filings with the Securities and Exchange Commission.

Net Loss

Net loss for the nine months ended September 30, 2011 was ($483,906), as compared to a net profit of $22,527 for the nine months ended September 30, 2010, a decrease of $506,433 or 2,248.0%. The net loss since March 4, 2009 (inception) through September 30, 2011 is $538,934.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 31, 2010

The following table presents our results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

	Three Months Ended September 30, 2011 (Unaudited)	Three Months Ended September 30, 2010 (Unaudited)

Revenue	$705,028	$201,532

Cost of Goods Sold	369,673	130,663

Gross Profit	335,355	70,869

Total Expenses:	611,322	35,925

Net (Loss) Profit Before Interest Expense	(275,967)	34,945

Interest Expense	-	-

Net (Loss) Profit	$(275,967)	$34,944

Revenues

Revenues for the three months ended September 30, 2011 increased to $705,028 as compared to $201,532 for the three months ended September 30, 2010 an increase of $503,496 or 249.8%.  The increase is primarily attributable to growth of our company base through our expanded sales force and from referrals from existing customers.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2011 increased to $369,673 as compared to $130,663 for the three months ended September 30, 2010 an increase of $239,010 or 182.9%.  The increase is primarily attributable to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications.

Gross Profit

Gross profit for the three months ended September 30, 2011 increased to $335,355 as compared to $70,869 for the three months ended September 30, 2010 an increase of $264,486 or 373.2%.  Our gross margin increased due to the additional business generated which utilized existing employees and new employees more efficiently in producing the finished product for our customers.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 increased to $611,322 as compared to $35,925 for the three months ended September 30, 2010 an increase of $575,397 or 1,601.7%.  The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year, the increase in support staff, costs of moving into new corporate offices and legal and accounting costs incurred with the sale of stock and corporate filings with the Securities and Exchange Commission.

Net Loss

Net loss for the three months ended September 30, 2011 was $(275,967) as compared to a net profit of $34,944 for the three months ended September 30, 2010, a decrease of $310,911 or 889.7%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our business is still in the early stages, having commenced operations on March 4, 2009.  At September 30, 2011 and December 31, 2010, we had cash of $1,757,243 and $40,682, respectively and working capital of $2,051,532 and $33,798, respectively.  In connection with the closing of the share exchange on June 24, 2011, we sold 10,000,000 shares of our common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000).

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

Net cash used in operating activities for the nine months ended September 30, 2011 was $681,604 compared to net cash provided by in operating activities of $9,595 for the nine months ended September 30, 2010.  The increase in net cash used in operating activities was primarily attributable to the $(483,906) of net loss for the period along with an increase of $346,659 in accounts receivable.  Net cash used in investing activities for the nine months ended September 30, 2011 was $61,301 as compared to $2,248 for the nine months ended September 30, 2010. The increase in net cash used in investing activities was due to the purchase of office equipment.  Net cash provided by financing activities for the nine months ended September 30, 2011 was $2,459,466 as compared to net cash used in financing activities of $(40,750) for the nine months ended September 30, 2010. Net cash provided by financing activities was the result of $2,500,000 of proceeds (including conversion of bridge notes) from a private placement that closed on June 24, 2011 partially offset by a decrease of $40,534 in shareholder loans.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2011. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2011. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
101**
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

*
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

MEDL Mobile Holdings, Inc.

November 10, 2011	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

November 10, 2011	By:	/s/ David Lieberman
David Lieberman Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.