Form 10-K
period 2011-12-31
MEDL Mobile Holdings, Inc.
filed 2012-03-30
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number: 333-166343
MEDL Mobile Holdings, Inc.
(Exact name of registrant as specified in its charter)
Nevada	80-0194367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18475 Bandilier Circle, Fountain Valley, California	92708
(Address of principal executive offices)	(Zip Code)
(310) 684-3490
(Registrant's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes      ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $5,069,000 as of June 30, 2011.

As of March 28, 2012, there were 43,509,209 shares of the issuer's $0.001 par value common stock outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of MEDL Mobile, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

Introduction

MEDL Mobile Holdings, Inc. (the “Registrant”) through its wholly owned subsidiary, MEDL Mobile, Inc. (“MEDL” and together with the Registrant, “we”, “our”, “us”, or the “Company”) is a developer, incubator, marketer and aggregator of mobile application software, or “Apps”.

The Registrant, formerly known as Resume in Minutes, Inc. was incorporated in Nevada on May 22, 2008.  On June 24, 2011, the Registrant completed a share exchange with MEDL, a California corporation, and the shareholders of MEDL (the “MEDL Shareholders”) according to which the MEDL Shareholders transferred all of the issued and outstanding capital stock of MEDL to the Registrant in exchange for the issuance to the MEDL Shareholders of an aggregate of 20,000,000 shares of common stock of the Registrant.  As a result of the share exchange, MEDL became a wholly owned subsidiary of the Registrant and the business of MEDL became the sole line of business of the Registrant. In connection with the closing of the share exchange, the Registrant sold 10,000,000 shares of its common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).

The share exchange was accounted for as a reverse-merger and recapitalization. MEDL is the acquirer for accounting purposes and the Registrant is the acquired company.  Accordingly, MEDL’s historical financial statements for periods prior to the acquisition have become those of the Registrant retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The accumulated earnings of MEDL were also carried forward after the acquisition. Operations reported for periods prior to the share exchange are those of MEDL.

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

We have built a system for developing Apps that consistently tops the charts around the globe - with several Apps reaching as high as #1 on the App Store. To date, we developed nearly 150 Apps for iPhone, iTouch, iPad and Android. MEDL Apps are consistently featured by Apple as "What's Hot", "New & Noteworthy" and "Staff Picks."

MEDL and MEDL Apps have been featured on CNBC, BBC, ABC, CBS, NBC, CNN and FOX; in the pages of Esquire, Fast Company, The New York Times, The LA Times, The Chicago Tribune, The Orange County Register, The Washington Post and The Guardian; and by top sites such as Mashable, Macworld, Gizmodo and TechCrunch.

Industry Background and Trends

Apps are designed to help a user perform specific tasks and are generally downloaded by users from an App store directly onto their smartphone or tablet.  Apps are becoming increasingly popular. According to MarketsandMarkets, worldwide mobile application store downloads are forecast to reach 76.9 billion downloads in 2014, an approximate 700% increase from an estimated 10.9 billion downloads in 2010. According to Forrester Research, mobile revenue is predicted to grow from $5.1 billion in 2010 to $101 billion in 2015.

Custom Development

Our custom development arm develops Apps for customers that vary in size from small start-ups to large multinational corporations, in a diverse range of industries including retailing, fast food, air travel, medical devices, higher education and fashion.  We are typically paid a fixed price for development of the App, our customers cover the development costs and own the final work product while we retain ownership of the elements of the computer code.  As of December 31, 2011, revenues from custom development accounted for approximately 93% of our total revenues.

MEDL is known for quality, strategic mobile development, securing development and consulting contracts with companies such as Taco Bell, Iconix Brand Group, Monster.com, Emirates Airlines, Teleflora, Medtronic, Kaiser Permanente and About.com.

At the present time, we prepare for our customers, packages for sale in the Apple App Store and the Google Android Marketplace. This package includes app store copy, sample screen shots and SEO tags to improve discovery of the Apps in the App stores. We are familiar with the App stores’ requirements and our average approval time is 5-10 days.  During this phase, we also work with customers to develop a custom launch plan, or to augment their existing plans. We use tools including social network marketing, viral videos, bloggers, banner marketing, public relations and integration into our clients’ existing advertising and marketing strategies to further this launch plan.  We also leverage our deep marketing and advertising experience to work effectively with advertising, media and PR agencies.

We also provide maintenance, reporting and upgrades and also integrate third party vendors into an App to provide a complete suite of user analytics, which allows customers to track downloads, total number of App user sessions, time spent per session, features of the App accessed and advertising click-through.

MEDL Incubator

We work with internal teams and outside partners to incubate new mobile Apps. The costs of development of partner Apps is typically covered in part by our partner and our partner provides their unique IP, perspective or licensed materials. Revenue from Apps which are developed in partnership are typically shared 50/50 with our development partners.

MEDL has secured partnerships and revenue sharing deals with partners such as Real Madrid, DJ Pauly D, Quinton “Rampage” Jackson, Walter Foster Publishing, Encyclopedia Britannica, Cheech & Chong and Iowa State University.

Additionally, MEDL receives a steady flow of new App ideas which are submitted to MEDL via our proprietary App and web portal known as “The App Incubator.” To date, more than 100,000 original App concepts have been submitted to the company via The App Incubator    If the submission passes a series of tests and reviews, it goes into development and eventually production.  All ideas submitted pursuant to the Incubator App or website become our property.  Submitters receive 25% of all gross revenues (proceeds received by us after App store commissions are taken out) generated after the “break even” point for their App (break even is defined as cost paid by us (or born by us in any way) to develop and market the App).  We evaluate Apps based on their originality, functionality, simplicity, revenue opportunity, marketability and on the submitters’ motivation and subject matter expertise.

Advertising and Sponsorship

With a growing library of mobile Apps and mobile App users, we believe we have an opportunity to derive significant revenues by charging fees to sponsors for in-App advertising and “App takeover” sponsorships. Unlike traditional advertising networks which place ad campaigns into Apps which belong to third parties, MEDL wholly owns the library of Apps we seek to monetize. Therefore, we can integrate advertisers and sponsors into the actual App architecture and user experience. This strategy allows marketers to tap into the library of MEDL Apps to create their own custom versions of our Apps, allowing them to “get to market” with unique, branded Apps quickly and efficiently.

MEDL Alliance

In March 2011, we announced the MEDL Alliance, a program by which we intend to acquire completed Apps directly from developers and use our expertise to properly market and monetize the Apps and pay a portion of the profits to the original developers.  In the current crowded App market, it is very challenging for independent developers to find a market for their Apps. We believe that if properly optimized, marketed and monetized, underperforming Apps can generate substantial revenues and profits.  We believe the MEDL Alliance will allow us to bring together thousands of independent developers and tens of thousands of mobile Apps into a powerful, intelligent, monetized cross-recommendation network.  As part of the MEDL Alliance, we intend to acquire iPhone, iPad and Android Apps, improve functionality and supplement their code to make them a part of our growing App network.

The Alliance program is now in beta with the first Apps being successfully integrated into the MEDL Library. Via the Alliance, we enter into agreements with developers to pay them a certain percentage upfront for the App along with a certain share of future revenues.  The purchase price/percentage we pay for Apps depends upon several factors including percentage of completion, App history, past revenues and our projected costs to upgrade and maintain.  Our acquisition strategy focuses on the Apps that have the highest potential return on investment, based upon potential for high download fees, subscription pricing or additional in-app purchases, positive reviews, appeal to advertisers or sponsors and ability to expand a targeted segment for growth (i.e., video games, fitness or social networking).

Our MEDL API (Application Programming Interface), which consumers experience through our MEDL Shop, an “in-App vending machine”, recommends new Apps to the ever expanding base of users based on each user’s unique behavior and demographics.  The MEDL Shop also encourages peer-to-peer recommendation via social networking and community building tools such as Facebook and Twitter. The MEDL API has been launched across a number of MEDL Apps and the underlying technology is being refined to maximize the effectiveness of the recommendation engine.

The MEDL API is driven by a recommendation engine known as “The MEDL Brain” which compiles a “Detailed Anonymous Profile” for each of our users and then segments that user by “Mobile Lifestyle”. The Brain looks for patterns of usage among mobile app users and makes recommendations of new apps to users based upon their Mobile Lifestyle.

Competition

There are many companies who compete directly with our products and services.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

In the area of Custom Development, we believe that MEDL is one of the leaders in the market with competition from advertising, web development and specialty mobile companies. In the area of Incubation, there are many mobile developers looking to partner with individuals, companies and organizations that hold unique intellectual property. In the area of Advertising and Sponsorship, there are many ad networks who work with mobile advertisers to create and distribute mobile advertising campaigns. MEDL works with many of these ad networks and our business plan allows us to optimize among existing ad networks to best monetize our library. In the area of the Alliance, MEDL faces competition from other app monetization companies who seek to help independent developers to better monetize their Apps.

Intellectual Property and Proprietary Rights

In most cases, we own all tools, code, subroutines and processes contained within all of our Apps developed for Custom Development clients. This allows us to improve time to market and lower costs while continuing to provide cutting edge development for our clients.

Similarly, we own all tools, code, subroutines and processes contained within all of our Apps which are developed in partnership and via incubation. We also acquire the rights to all tools, code, subroutines and processes contained within all of the Apps which we acquire via the Alliance program.

Our ever growing library of “MEDL Tools” allows us to constantly improve time to market, improve functionality, cross pollinate thinking and technology, and better the quality of Apps across our entire library. We can also create entirely new Apps by combining features and functions from other Apps within the library.

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, service marks and trade secret laws, confidentiality procedures and contractual provisions.  We currently have one registered trademark and several common law trademarks.

We cannot assure you that any of our proprietary rights with respect to our products or services will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our company. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

Our activities are not currently subject to any particular regulations by governmental agencies other than those routinely imposed on corporate businesses. However, the advertisers that advertise with our Apps are subject to Federal Trade Commission and state rules on advertising and marketing on the Internet, including truth-in advertising rules, online advertising disclosures and the CAN-SPAM Act (Controlling the Assault of Non-Solicited Pornography and Marketing Act) of 2003.  To date, we have not been materially impacted by these rules because our platforms are designed to ensure that proper disclosures are made in connection with every publication.  We cannot predict the impact of future regulations on either us or advertisers that advertise with our Apps.

Employees

As of December 31, 2011, we had a total of 26 employees, 25 of whom are full time employees.  None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, prospects, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Company

We have a limited operating history and are subject to the risks encountered by early-stage companies.

MEDL was incorporated in the state of California in March 2009. Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks that we may not have sufficient capital to achieve our growth strategy;

•	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

•	risks that our growth strategy may not be successful; and

•	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We believe that our internally generated revenue together with a recently completed private placement is sufficient to meet our presently anticipated working capital and capital expenditure requirements for the foreseeable future. This belief is based on our operating plan which in turn is based on assumptions, which may prove to be incorrect.  In addition, we may need to raise significant additional funds sooner in order to support our growth, develop new or enhanced services and products, respond to competitive pressures, acquire or invest in complementary or competitive businesses or technologies, or take advantage of unanticipated opportunities. If our financial resources are insufficient, we will require additional financing in order to meet our plans for expansion.  We cannot be sure that this additional financing, if needed, will be available on acceptable terms or at all. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing members will be reduced, our members may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our products and services are based on new and unproved technologies and are subject to the risks of failure inherent in the development of new products and services.

Because our mobile App products and services are and will be based on new technologies, they are subject to risks of failure that are particular to new technologies, including the possibility that:

•	our new approaches will not result in any products or services that gain market acceptance;

•	our products and services may unfavorably interact with other types of commonly used applications and services, thus restricting the circumstances in which they may be used;

•	proprietary rights of third parties may preclude us from marketing a new product or service; or

•	third parties may market superior or more cost-effective products or services.

As a result, our activities may not result in any commercially viable products or services, which would harm our sales, revenue and financial condition.

Our market is subject to rapid technological change and, to compete, we must continually enhance our products and services.

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

There are many companies who will compete directly with our products and services.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

Major network failures could have an adverse effect on our business.

Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology security that affect third-party networks, transport facilities, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we experience significant service interruptions, which could require significant resources to resolve, it could result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, prospects, results of operations and financial condition.

In addition, with the growth of wireless data services, enterprise data interfaces and Internet-based or Internet Protocol-enabled applications, wireless networks and devices are exposed to a greater degree to third-party data or applications over which we have less direct control. As a result, the network infrastructure and information systems on which we rely, as well as our customers’ wireless devices, may be subject to a wider array of potential security risks, including viruses and other types of computer-based attacks, which could cause lapses in our service or adversely affect the ability of our customers to access our service. Such lapses could have a material adverse effect on our business, prospects, results of operations and financial condition.

Defects in our mobile Apps may adversely affect our business.

Tools, code, subroutines and processes contained within our Apps may contain defects when introduced and also when updates and new versions are released. Our introduction of Apps with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices.  The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in mobile communication devise users, thereby reducing potential users of our services.

If third parties claim that we infringe their patents, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We do not have any patents on our technology or applications. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of mobile applications, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to mobile applications covering issues such as:

•	user privacy;

•	taxation;

•	right to access personal data;

•	copyrights;

•	distribution; and

•	characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to mobile applications is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of mobile applications and related technologies. As a result, they do not contemplate or address the unique issues raised by mobile applications and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Risks Relating to our Organization and our Common Stock

Our management will be able to exert significant influence over us to the detriment of minority stockholders.

Two of our executive officers and directors own almost 50% of our outstanding common stock. These stockholders, if they act together, will continue following this offering to be able to exert significant influence on our management and affairs and all matters requiring stockholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Exercise of options and warrants will dilute your percentage of ownership.

We have issued options to purchase 5,302,000 shares of our common stock and may issue options to purchase up to an aggregate of 6,000,000 shares of common stock under our 2011 Equity Incentive Plan. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

Difficulties we may encounter managing our growth could adversely affect our results of operations.

We have experienced a period of rapid and substantial growth that has placed, and if such growth continues, will continue to place, a strain on our administrative infrastructure. As our business needs expand, we intend to hire a significant number of employees. This expansion is placing a significant strain on our managerial and financial resources. To manage the expected growth of our operations and personnel, we will be required to:

•	improve existing, and implement new, operational, financial and management controls, reporting systems and procedures;

•	install enhanced management information systems; and

•	train, motivate and manage our employees.

We may not be able to install adequate management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage growth effectively, our business would be seriously harmed.

If we lose key personnel or are unable to attract and retain additional qualified personnel we may not be able to successfully manage our business and achieve our objectives.

We believe our future success will depend upon our ability to retain our key management, including Andrew Maltin, our Chief Executive Officer and David Swartz, our President and Secretary.  We may not be successful in attracting, assimilating and retaining our employees in the future.

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified engineers, graphic designers, computer scientists, sales and marketing and senior management personnel. Competition for these types of employees is intense due to the high demand for them, particularly in the Orange County, California, area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly tech and sales and marketing personnel, would have a material adverse effect on our business and potential growth.

As a result of the share exchange, MEDL became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing our ability grow.

As a result of the share exchange on June 24, 2011, MEDL became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Share Exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if MEDL had remained privately held and did not consummate the Share Exchange.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As discussed in Item 9A of this Annual Report on Form 10-K, due to our limited resources and the short period of time since becoming a public reporting company, we have not been able to conduct an assessment of MEDL’s internal control over financial reporting for 2011 and have excluded management’s assessment of internal control over financial reporting for 2011. In addition, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2011 due to our limited internal resources and lack of ability to have multiple levels of transaction review. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented.

Our management’s relative lack of public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage.

Two of our three officers and directors have limited experience in managing and operating a public company.  Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, prospects, results of operations and financial condition.  Further, two of our three officers and directors have minimal public company experience so we may have to spend more time and money to comply with legally mandated corporate governance policies than our competitors whose management teams have public company experience.

Our stock price may be volatile.

The stock market in general, and the stock prices of technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited "public float" in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. Our investors may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who initially will own the registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets. Until such time as the restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the entire available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. A small percentage of our outstanding common stock will initially be available for trading, held by a small number of individuals or entities. Accordingly, the supply of common stock for sale will be extremely limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices occupy approximately 4,500 square feet in Fountain Valley, California under a sublease that we entered into in January 2011 that expires in November 2015. We also lease 4,800 square feet in Fountain Valley, California under a lease term from September 2011 that expire in February 2013. Future rent payments for both leases are anticipated to be $134,980 in 2012, $94,680 in 2013, $85,860 in 2014 and $87,660 in 2015. We sublease our 4,500 square feet property from a company that Mr. Maltin, our Chief Executive Officer, and his wife are shareholders.  We believe that our facilities are leased at market rates.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since June 28, 2011 our common stock has been listed on OTC Bulletin Board under the symbol MEDL. Prior to June 28, 2011, there was no market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, and the high and low sales prices as reported on OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2011	HIGH	LOW
Second Quarter (from June 28, 2011)	$0.25	$0.25
Third Quarter	$1.65	$0.75
Fourth Quarter	$0.94	$0.80

There were no reported sales of our common stock on the OTC Bulletin Board during the year ended December 31, 2010. On December 31, 2011, the last reported sales price was $0.94 and on March 28, 2012 the last reported sales price was $1.03. According to the records of our transfer agent, as of March 28, 2012, there were approximately 34 holders of record of our common stock.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	5,302,000	$0.28	698,000
Equity compensation plans not approved by security holders
Total	5,302,000	$0.28	698,000

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2011 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K:

On December 23, 2011, we issued 25,000 to a service provider. The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Recent Events

On June 24, 2011, we completed a share exchange pursuant to which we acquired all of the capital stock of MEDL Mobile, Inc., a California corporation (“MEDL”), which became our wholly owned subsidiary.  In connection with this share exchange, we discontinued our former business and succeeded to the business of MEDL as our sole line of business.  The share exchange is accounted for as a recapitalization.  MEDL is the acquirer for accounting purposes and we are the acquired company.  Accordingly, MEDL’s historical financial statements for periods prior to the acquisition have become those of us retroactively restated for, and giving effect to, the number of shares received in the share exchange.  The accumulated earnings of MEDL were also carried forward after the acquisition. Operations reported for periods prior to the share exchange are those of MEDL.

Critical Accounting Policies

We do not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on our financial position and results of operations.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table presents our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010

Revenue	$2,274,535	$823,018

Cost of Goods Sold	1,161,038	472,078

Gross Profit	1,113,497	350,940

Total Expenses:	2,863,343	231,892

Net (Loss) Profit before Interest Expense	(1,749,846)	119,048

Interest Expense	(2,712)	0

Net (Loss) Profit	$(1,752,558)	$119,048

Revenues

Revenues for the year ended December 31, 2011 increased to $2,274,535 as compared to $823,018 for the year ended December 31, 2010, an increase of $1,451,517 or 176%. The increase is primarily attributable to growth of our customer base through our expanded sales force and referrals from existing customers. The revenue increase was driven by the demand for the development of customized mobile applications for third parties to monetize their particular intellectual property, persona or brand.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2011 increased to $1,161,038 as compared to $472,078 for the year ended December 31, 2010, an increase of $688,960 or 146%.  The increase is primarily due to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers.

Gross Profit

Gross profit for the year ended December 31, 2011 increased to $1,113,497 as compared to $350,940 for the year ended December 31, 2010, an increase of $762,557 or 217%.  Our gross profit increased due to the additional business and related revenue generated which utilized both existing employees and new employees in producing the mobile applications finished product for our customers.

Operating Expenses

Operating expenses for the year ended December 31, 2011 increased to $2,863,343 as compared to $231,892 for the year ended December 31, 2010, an increase of $2,631,451 or 1,135%.  The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year, the increase in support staff, sales and marketing staff, costs of moving into new corporate offices and legal and accounting costs incurred with the sale of stock and corporate filings with the Securities and Exchange Commission. As well as costs associated with being a public company which include stock option expense, investor relations and public relations expense.

Net Loss

Net loss for the year ended December 31, 2011 was ($1,752,558), as compared to a net profit of $119,048 for the year ended December 31, 2010, a decrease of $1,871,606 or 1,572%. The loss was a result of the increase in costs at a faster rate than the revenue growth of the company could support these increased costs as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our business is still in the early stages, having commenced operations on March 4, 2009. At December 31, 2011 and December 31, 2010, we had cash of $1,075,307 and $40,682, respectively and working capital of $1,281,355 and $33,798, respectively. In connection with the closing of the share exchange on June 24, 2011, we sold 10,000,000 shares of our common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000).

On March 28, 2012, we entered into a securities purchase agreement with an accredited investor whereby we sold an aggregate of 1,000,000 units (the “Units”), each Unit comprised of three shares of our common stock and a warrant to purchase one share of our common stock at a price per Unit of $1.50. As a result of the sale, which closed on the same day as entering into the securities purchase agreement, we issued to the investor 3,000,000 shares of our common stock and a warrant to purchase 3,333,334 shares of our common stock for an aggregate purchase price of $1,500,000. The warrant has a three year term and may be exercised at an exercise price of $0.90 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions. The securities purchase agreement also grants the investor demand registration rights, piggyback registration rights and a right of participation in certain future offerings.  In addition, certain issuances of our securities below $0.50 per share require the prior written approval of such investor.

To date we have financed our operations through internally generated revenue from operations, the sale of our common stock, the issuance of notes and loans from shareholders.

We do not have any material commitments for capital expenditures during the next twelve months. Although our net revenues and proceeds from the above described private placement are currently sufficient to fund our operating expenses, we may be required to raise additional funds in the future particularly if we are unable to generate positive cash flow as a result of our operations or require additional capital to expand our operations. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Net cash used in operating activities for the year ended December 31, 2011 was ($1,351,964) compared to net cash provided by in operating activities of $64,874 for the year ended December 31, 2010.  The increase in net cash used in operating activities was primarily attributable to the $(1,752,558) of net loss for the period along with an increase of $330,553 in accounts receivable.  Net cash used in investing activities for the year ended December 31, 2011 was ($72,877) as compared to ($7,700) for the year ended December 31, 2010. The increase in net cash used in investing activities was due to the purchase of computer equipment.  Net cash provided by financing activities for the year ended December 31, 2011 was $2,459,466 as compared to net cash used in financing activities of ($58,750) for the year ended December 31, 2010. Net cash provided by financing activities was the result of $2,500,000   of proceeds (including conversion of bridge notes) from a private placement that closed on June 24, 2011 partially offset by a repayment of $40,534 in shareholder loans.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
MEDL Mobile Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MEDL Mobile Holdings, Inc. ("the Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KBL, LLP

New York, New York
March 28, 2012

MEDL MOBILE HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$1,075,307	$40,682
Accounts receivable, less allowance for doubtful accounts of $108,000	479,176	40,622
Prepaid expenses	9,800	-
Total current assets	1,564,283	81,304

Fixed assets, net of depreciation:	63,997	6,417

Other assets:
Security deposits	19,857	7,257
Total other assets	19,857	7,257

Total assets	$1,648,137	$94,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$219,569	$6,972
Accrued compensation expenses	63,360	-
Shareholder loans	-	40,534
Total current liabilities	282,929	47,506

Long term liabilities:
Deferred lease	10,249	-

Total liabilities	293,178	47,506

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized;40,025,000 issued and outstanding at December 31,2011 and 7,401,500 issued and outstanding at December 31, 2010	40,025	7,402
Additional paid-in capital	3,122,520	95,098
Accumulated deficit	(1,807,586)	(55,028)

Total stockholders' equity	1,354,959	47,472

Total liabilities and stockholders' equity	$1,648,137	$94,978

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues	$2,274,535	$823,018

Cost of goods sold	1,161,038	472,078

Gross profit	1,113,497	350,940

Expenses:
Selling, general and administrative	2,863,343	231,892
Total expenses	2,863,343	231,892

Net (loss) profit before other (expense)	(1,749,846)	119,048

Other (expense):
Interest Expense	(2,712)	-
Total other (expense)	(2,712)	-

Net (loss) profit	$(1,752,558)	$119,048

NET (LOSS) PROFIT PER COMMON SHARE
Basic and Diluted	$(0.07)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	24,460,510	7,401,500

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	For the year ended December 31, 2010

Cash flows from operating activities:
Net (loss) profit	$(1,752,558)	$119,048
Adjustments to reconcile net (loss) profit to net cash (used in) provided by operating activities:
Depreciation	15,297	1,283
Stock based compensation on options granted	540,045	-
Common stock issued for services	20,000	-
Increase in allowance for doubtful accounts	(108,000)	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(330,553)	(40,622)
(Increase) in prepaid expenses	(9,800)
(Increase) in security deposits	(12,600)	(7,257)
Increase in Deferred lease	10,249	-
Increase (decrease) in accounts payable and accrued expenses	275,956	(7,578)
Net cash (used in) provided by operating activities	(1,351,964)	64,874

Cash flows from investing activities:
Purchase of office equipment	(72,877)	(7,700)
Net cash (used in) investing activities	(72,877)	(7,700)

Cash flows from financing activities:
Repayment of shareholder loans	(40,534)	(58,750)
Proceeds from convertible bridge notes	300,000	-
Proceeds from issuance of common stock	2,200,000	-
Net cash provided by (used in) financing activities	2,459,466	(58,750)

Net increase (decrease) in cash	1,034,625	(1,576)

Cash at beginning of period	40,682	42,258

Cash at end of period	$1,075,307	$40,682

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for interest
Interest	$-	$-
Income taxes	$800	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for payment of bridge notes	300,000

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD ENDED MARCH 4, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 4, 2009	-	$-	$-	$-	$-

Shares issued to founders for services	1,000	10	990	-	1,000

Forward stock split at 7,300 to 1	7,299,000	72,990	(72,990)	-	-

Proceeds from issuance of Common Stock	101,500	1,015	100,485	-	101,500

Net loss for the period ended December 31, 2009				(174,076)	(174,076)

Balance at December 31, 2009	7,401,500	74,015	28,485	(174,076)	(71,576)

Change in par value from $0.01 to $0.001		(66,613)	66,613

Net income for the year ended December 31, 2010				119,048	119,048

Balance at December 31, 2010	7,401,500	7,402	95,098	(55,028)	47,472

Share exchange between MEDL Mobile Holdings, Inc. and MEDL Mobile, Inc.: shares canceled of MEDL Mobile, Inc.	(7,401,500)	(7,402)	(95,098)		(102,500)
Shares issued to shareholders of MEDL Mobile, Inc.	20,000,000	20,000	82,500		102,500
Share exchange between MEDL Mobile Holdings, Inc. and Split Co	10,000,000	10,000	(10,000)		-
Proceeds from issuance of Common Stock	10,000,000	10,000	2,490,000		2,500,000
Stock-based compensation in connection with options granted			540,045		540,045
Issuance of common stock for services	25,000	25	19,975		20,000
Net loss for the year ended December 31, 2011				(1,752,558)	(1,752,558)

Balance at December 31, 2011	40,025,000	$40,025	$3,122,520	$(1,807,586)	$1,354,959

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

MEDL Mobile Holdings, Inc. (the “Registrant”) through its wholly owned subsidiary, MEDL Mobile, Inc. (“MEDL” and together with the Registrant, “we”, “our”, “us”, or the “Company”) is a developer, incubator, marketer and aggregator of mobile application software, or “Apps”.

The Registrant, formerly known as Resume in Minutes, Inc. was incorporated in Nevada on May 22, 2008.  On June 24, 2011, the Registrant completed a share exchange with MEDL, a California corporation incorporated on March 4, 2009, and the shareholders of MEDL (the “MEDL Shareholders”) according to which the MEDL Shareholders transferred all of the issued and outstanding capital stock of MEDL to the Registrant in exchange for the issuance to the MEDL Shareholders of an aggregate of 20,000,000 shares of common stock of the Registrant.  As a result of the share exchange, MEDL became a wholly owned subsidiary of the Registrant and the business of MEDL became the sole line of business of the Registrant.

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

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all of the entities that make up the Company.  All significant inter-company balances and transactions have been eliminated.

Reclassification

The Company has made certain reclassifications to conform prior periods’ data to the current presentation.  These reclassifications had no effect on reported losses.

Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). It is management's opinion, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

The Company receives a deposit of up to fifty (50%) percent of the proposed project contract at the time that the contract is signed.  Significant work has been done by the Company at this time and the deposit is non-refundable and therefore is recognized as revenue to the Company.  Another twenty five (25%) percent of the contract is billable per stated terms of the contract and revenue is recognized at that time.  Upon completion of the project to the client the remaining twenty five (25%) percent is billed to the client and recognized as revenue to the Company.  Apps projects are generally delivered within several weeks.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The allowance for doubtful accounts at December 31, 2011 is $108,000.  Management has determined that no allowance for doubtful accounts at December 31, 2010 is required.

Accounts receivable will generally be due within 30 to 90 days and collateral is not required.

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

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on de-recognition, classification and disclosure of these uncertain tax positions.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2011 no additional accrual for income taxes is necessary.

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

Depreciation is computed primarily on the straight line method for financial statement purposes over the following estimated useful lives:

Computer equipment                                                      3-5 years

Furniture and fixtures                                                     3-5 years

Fair Value of Financial Instruments (Other Than Derivative Financial Instruments)

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures , for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The carrying amounts reported in the consolidated balance sheet for cash, accounts payable, and accrued liabilities approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share in 2011and 2010 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2011 and 2010 and to do so would be anti-dilutive for that period.

The following is a reconciliation of the computation for basic and diluted EPS:

(Loss) Per Share of Common Stock
	For the year ened December 31, 2011	For the year ened December 31, 2010
Net (loss) profit	(1,752,558)	119,048
Weighted-average common shares
Outstanding (Basic)	24,460,510	7,401,500

Weighted-average common stock
Equivalents
Stock options	0	0

Weighted-average commons shares
Outstanding (Diluted)	24,460,510	7,401,500

NET (LOSS) PROFIT PER COMMON SHARE
Basic and Diluted	$(0.07)	$0.02

Diluted net loss per share in 2011 reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 (formerly SFAS 142, Goodwill and Other Intangible Assets ), the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company has no goodwill or intangible assets.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”). ASU No. 2011-04 provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this update to result in a change in the application of the requirements in Topic 820. The amendments in ASU No. 2011-04 are to be applied prospectively. ASU No. 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Early application is not permitted. This update does not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”). In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in ASU No. 2011-05 should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This update does not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 – “Intangibles – Goodwill and Other (ASC Topic 350) – Testing of Goodwill for Impairment.” This ASU simplifies how entities test goodwill for impairment. The amendments under this ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On December 31, 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the ASU requires disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The ASU is effective for annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, that these updates will have on its financial condition, results of operations and cash flows. This update is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of December 31, 2011 and December 31, 2010 were as follows:

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	For the year ened December 31, 2011	For the year ened December 31, 2010
Computer Equipment	3-5	72,124	7,700
Furniture and fixtures	3-5	8,453	-
		80,577	7,700

Less: accumulated depreciation		(16,580)	(1,283)
Fixed assets, net		63,997	6,417

There was $15,297 and $1,283 charged to operations for depreciation expense for the year ended December 31, 2011 and 2010, respectively.

NOTE 4 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2011 differs from the amount which would be expected as a result of applying the statutory tax rates to the income (losses) before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that MEDL was taxed as a S Corporation from January 1, 2011 to June 23, 2011, resulting in no tax benefit or deferred tax asset during this period.

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

As of December 31, 2011
Deferred tax assets:
Net Operating Loss	$(1,080,646)
Tax Rate	34%
Total deferred tax assets	$367,420
Less Valuation allowance	$(367,420)

Net deferred tax assets	$-

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 4 - PROVISION FOR INCOME TAXES (CONTINUED)

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

December 31, 2011
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0%)
Net Effective Tax Rate	0%

As of December 31, 2011, the Company has a net operating loss carry forward of $1,080,646 expiring through 2031. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease commenced January 1, 2011 and expires November 30, 2015. (See also Note 6)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to two non-cancelable lease agreements for office space through 2015. The first agreement is for approximately 4,500 square feet of space located at 18475 Bandilier Circle, Fountain Valley, CA.  The term of the sub-lease commenced January 1, 2011 and expires November 30, 2015.  The second lease is for approximately 4,786 square feet and is located at 18350 Mt. Langley Street, Fountain Valley, CA.  The term of this lease commenced September 1, 2011 and expires February 28, 2013.  At December 31, 2011, aggregate future minimum payments under these leases, is as follows:

2012	$134,980
2013	94,680
2014	85,860
2015	87,660

Total	$403,180

Litigation

The Company is not presently involved in any litigation.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of December 31, 2011, the Company had no outstanding shares of preferred stock.

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

On June 24, 2011, the Company completed a share exchange (the “Share Exchange”) with MEDL, a California corporation, and the shareholders of MEDL (the “MEDL Shareholders”) according to which the MEDL Shareholders transferred all of the issued and outstanding capital stock of MEDL to the Company in exchange for the issuance to the MEDL Shareholders of an aggregate of 20,000,000 shares of common stock of the Company.  The Share Exchange caused MEDL to become a wholly-owned subsidiary of the Company.

In connection with the closing of the share exchange, the Company sold 10,000,000 shares of common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).  Accrued interest of $2,712 in respect of the bridge notes was not paid at the closing and is included in accounts and accrued expenses payable at December 31, 2011.

Two business days following the closing of the Share Exchange and the Private Placement, under an Agreement Share of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”),  the Company transferred all of its pre-Exchange assets and liabilities to its newly formed wholly-owned subsidiary, Resume in Minutes Holdings, Inc. (“SplitCo”). Thereafter, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital stock of SplitCo to certain of its former shareholders in exchange for the cancellation of 94,824,263 shares of its common stock that they owned (the “Split-Off”), with 10,000,000 shares of its common stock held by persons who acquired such shares prior to the Share Exchange remaining outstanding.  These 10,000,000 shares constitute the Company’s “public float” and are its only shares of registered common stock and accordingly are its only shares available for resale without further registration or under an applicable exemption from registration.

On December 23, 2011, Medl Mobile issued 25,000 shares of Common Stock for investor relations services at a price per share of $.80 for total expense of $20,000.

As of December 31, 2011, the Company has 40,025,000 shares of common stock issued and outstanding.

Warrants

The Company has no warrants for the year ended December 31, 2011 and  December 31, 2010.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of Medl Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 6,000,000 shares of common stock.   As of December 31, 2011, there were options issued to purchase 5,302,000 shares under the plan, of this amount there are vested options exercisable into 3,256,600 shares of common stock which options exercisable for 1,879,600 shares of common stock have been issued to employees and options exercisable for 1,377,000 shares of common stock have been issued to non-employees. As of December 31, 2011, the Company had approximately 698,000 shares reserved for future grant under its Plan and there were no shares exercised during the year ended December 31, 2011.

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

Total share-based compensation expense included in the condensed consolidated statements of operations for the year ended December 31,2011 is $540,045. At December 31, 2011, compensation expense included in selling, general and administration is $500,286. Compensation expense included in cost of good sold is $39,759.

There was no capitalized share-based compensation cost as of December 31, 2011 and there were no recognized tax benefits during the years December 31, 2011 and 2010.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the year ended December 31, 2011:

Dividend Yield	$ 0
Expected Volatility	84.331%
Risk Free Interest Rate	1.53%
Expected Life	5.41 years

There were no options outstanding during the year ended December 31, 2010.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Share-Based Compensation and Options Issued to Consultants

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Life (Yrs.)	Value

Options outstanding at December 31, 2010
Granted	5,162,000	0.28	9.49	$3,400,430
Exercised
Forfeited or cancelled	(270,000)	0.34		161,100
Expired
Options outstanding at December 31, 2011	4,892,000	0.28	9.49	$3,239,330
Options exercisable at December 31, 2011	2,846,584	0.26	9.48	1,926,318
Options exercisable and options expected
to vest at December 31, 2011	4,892,000	0.28	9.49	$3,239,330

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the nine months ended December 31, 2011 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2010
Granted	5,572,000	0.28
Vested	(3,256,600)	0.26
Forfeited	(270,000)	0.34
Unvested balance at December 31, 2011	2.045,416	0.30

Employee share option activity for the year ended December 31, 2011 was as follows:

At December 31, 2011, there was $382,713 of unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.53 years.

Share-Based Compensation and Options Issued to Nonemployees

For the fiscal year ended December 31, 2011 the Company issued 1,627,000 options to nonemployees (consultants, and vendors) with an exercise price of $0.25.  1,377,000 of these shares are vested as of year end, and the remainder of 250,000 shares vest over the next fiscal year.  These options have a term of 10 years.  The Company recognized $226,000 in consulting expenses relating to these options.

NOTE 8 – SUBSEQUENT EVENTS

On February 28, 2012, the Company acquired Inedible Software, LLC, a developer of mobile apps and related mobile app technologies.

On March 28, 2012, the Company entered into a securities purchase agreement with an accredited investor whereby it sold an aggregate of 1,000,000 units (the “Units”), each Unit comprised of three shares of our common stock and a warrant to purchase one share of common stock at a price per Unit of $1.50. As a result of the sale, which closed on the same day as entering into the securities purchase agreement, the Company issued to the investor 3,000,000 shares of common stock and a warrant to purchase 3,333,334 shares of common stock for an aggregate purchase price of $1,500,000. The warrant has a three year term and may be exercised at an exercise price of $0.90 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.  In addition, certain issuances of the Company's securities below $0.50 per share require the prior written approval of such investor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2011. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2011 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Management's annual report on internal control over financial reporting.

As discussed elsewhere in this Annual Report on Form 10-K, on June 24, 2011, we completed a share exchange with MEDL Mobile, Inc. (“MEDL”), a private company, and the shareholders of MEDL. The share exchange was accounted for as a reverse-merger and recapitalization. MEDL is the acquirer for accounting purposes and we the acquired company.  Due to our limited resources and the short period of time since becoming a public reporting company, we have not been able to conduct an assessment of MEDL’s internal control over financial reporting for 2011 and have excluded management’s assessment of internal control over financial reporting for 2011. If an assessment were to have been conducted, it would include formally documenting, assessing and testing all of our controls that are being developed and those that are already in place.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement” and “Item 3.02 Unregistered Sales of Equity Securities”:

On March 28, 2012, we entered into a securities purchase agreement with an accredited investor (the “Investor”) whereby we sold an aggregate of 1,000,000 units (the “Units”), each Unit comprised of three shares of our common stock and a warrant to purchase one share of our common stock at a price per Unit of $1.50. As a result of the sale, which closed on the same day as entering into the securities purchase agreement, we issued to the Investor 3,000,000 shares of our common stock and a warrant to purchase 3,333,334 shares of our common stock for an aggregate purchase price of $1,500,000. The warrant has a three year term and may be exercised at an exercise price of $0.90 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions. The securities purchase agreement also grants the Investor demand registration rights, piggyback registration rights and a right of participation in certain future offerings.  In addition, certain issuances of the Company's securities below $0.50 per share require the prior written approval of the investor.

Immediately following the above described sale on March 28, 2012, there were 43,509,209 shares of our common stock outstanding.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

The foregoing summaries of the terms of the form of Securities Purchase Agreement and Warrant are subject to, and qualified in their entirety by such documents attached hereto as Exhibits 10.13 and 10.14, and are incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Andrew Maltin	41	Chief Executive Officer and Director
David Swartz	41	President, Secretary and Director
Paul Caceres	51	Chief Financial Officer

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers, directors and key employees are as follows:

Andrew Maltin has served as our Chief Executive Officer and director since June 24, 2011. Mr. Maltin co-founded MEDL Mobile, Inc. with Mr. Swartz in March 2009.   Prior to founding MEDL Mobile, Mr. Maltin served as the Chief Executive Officer of Momentum Gaming, Inc., where he led the company's marketing, business development and technology efforts to build a world class online gaming infrastructure which both operated independently and licensed its technology to several of the world's leading gaming sites. He has been featured in Entrepreneur, 944, Success, The Wall Street Journal and The LA Times. He holds a Bachelor of Arts degree in Marketing from California State University, Northridge, and an Entrepreneurial Degree from the University of Southern California. Mr. Maltin was appointed as a director based on his industry knowledge and his experience as the founder of MEDL.

David Swartz  has served as our President, Secretary and director since June 24, 2011. Mr. Swartz co-founded MEDL Mobile, Inc. with Mr. Swartz in March 2009 and has served as MEDL’s creative director since its inception.  Mr. Swartz has served as the Chief Executive Officer and Creative Director of 42Doh, Inc. from 2007 to the present, where he worked directly with marketing clients to strategize, create and implement innovative marketing campaigns. Prior to 42Doh, from 2006 until 2007 Mr. Swartz served as the Creative Director of DGWB Advertising, named by Creativity Magazine as one of the top 20 Creative Agencies in the U.S. At DGWB, Mr. Swartz led strategic and creative marketing efforts for regional and national advertising accounts in a variety of industries such as publishing, banking, multi-unit retail, fast food, healthcare and technology.  Mr. Swartz holds a Bachelor of Science in Communications from Boston University. Mr. Swartz was appointed as a director based on his industry knowledge and his experience as the founder of MEDL.

Paul Caceres  has served as our Chief Financial Officer since December 1, 2011. Mr. Caceres provides financial management consulting services to small emerging growth companies in the technology, biotechnology and mobile software industries. From 1987 to  2008, Mr. Caceres served as Chief Financial Officer of CAM Commerce Solutions (NASDAQ:CADA), a company engaged in the business of marketing eCommerce software solutions, payment processing services, web hosting services, technical support services and application software. CAM Commerce Solutions was sold to a private equity firm in 2008 for $180 million. Mr. Caceres is a Certified Public Accountant, licensed in the state of California. He received a bachelor’s degree in business administration from the University of Southern California.

Board Qualification

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

Term of Office

Each director is elected until our next annual meeting and until their successor is duly elected and qualified. The Board of Directors may also appoint additional directors up to the maximum number permitted under our by-laws. Each executive officer serves at the discretion of the Board of Directors and holds office until their successor is elected or until their resignation or removal in accordance with our articles of incorporation and by-laws.

Family Relationships

There are no family relationships between or among the above directors and/or executive officers.

Involvement in Certain Legal Proceedings

Except as set forth in the director and officer biographies above, to the Company’s knowledge, during the past ten (10) years, none of the Company’s directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Board Independence

We currently have two directors serving on our Board of Directors, Mr. Maltin and Mr. Swartz.  We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, neither Mr. Maltin and Mr. Swartz would be considered an independent director of the Company.

Board Committees

We established an audit committee of the board of directors on June 24, 2011 however there are no members currently serving on the audit committee. We expect to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee, in the future.  Given our size and the development of our business to date, we believe that the board through its meetings can presently perform all of the duties and responsibilities which might be contemplated by such committees.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Leadership Structure and Role in Risk Oversight

Due to the small of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

Our Board is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by Andrew Maltin, our current Chief Executive Officer, Dave Swartz, our current President and Secretary, Paul Caceres, our current Chief Financial Officer, David Liebarman, our former Chief Financial Officer and Novaira Haider, our former Chief Executive Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Maltin Chief Executive Officer (1)
	2011	100,000	-	-	280,000	-	-	-	380,000
	2010	-	-	-	-	-	-	-	-
Dave Swartz President and Secretary (2)
	2011	100,000	-	-	280,000	-	-	-	380,000
	2010	-	-	-	-	-	-	-	-
Paul Cacares Chief Financial Officer(3)
	2011	10,000	-	-	-	-	-	-	10,000
	2010	-	-	-	-	-	-	-	-
David Lieberman Former Chief Financial Officer (4)
	2011	25,800	-	-	50,000	-	-	-	75,800
	2010	-	-	-	-	-	-	-	-
Novaira Haider Former Chief Executive Officer (5)
	2011	-	-	-	-	-	-	-	-
	2010	5,000	-	-	-	-	-	-	5,000

(1)	Mr. Maltin is our Chief Executive Officer and is a director.

(2)	Mr. Swartz is our President, Secretary and is a director.

(3)	Mr. Caceres was hired as our Chief Financial Officer effective December 1, 2011.

(4)	Mr. Lieberman resigned as our Chief Financial Officer, on November 25, 2011, effective November 30, 2011.

(5)	Mr. Haider resigned as our Chief Executive Officer on June 24, 2011, effective the same day.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Andrew Maltin	688,000	312,000	-	$0.275	6/24/2021	-	-	-	-
Dave Swartz	688,000	312,000	-	$0.275	6/24/2021	-	-	-	-
Paul Caceres	-	-	-	-

Equity Compensation Plan Information

On June 24, 2011, our board adopted the 2011 Equity Incentive Plan. The 2011 Equity Incentive Plan reserves 6,000,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.  As of December 31, 2011, there were options issued to purchase 5,302,000 shares under the plan, of this amount there are vested options exercisable into 3,256,600 shares of common stock of which options exercisable for 1,879,600 shares of common stock have been issued to employees and options exercisable for 1,377,000 shares of common stock have been issued to non-employees. As of December 31, 2011, the Company had approximately 698,000 shares reserved for future grant under its Plan and there were no shares exercised during the year ended December 31, 2011.

Employment Agreements

On June 24, 2011, we entered into an employment agreement with Mr. Maltin and Mr. Swartz to serve as our Chief Executive Officer and President, respectively. The term of each employment agreement is two years renewable for additional one year periods in accordance with the terms of the employment agreement. Mr. Maltin and Mr. Swartz are each entitled to receive an annual base salary of $200,000, with such upward adjustments to the base salary as shall be determined by the board in its sole discretion.  Mr. Maltin and Mr. Swartz are also each entitled to receive an annual bonus amount that is tied to the attainment of certain financial targets as set forth in the employment agreement. The employment agreement provides for the clawback of the annual bonus and all stock based compensation under certain conditions.  In the event that Mr. Maltin or Mr Swartz terminate their respective employment agreements for good reason (which includes under certain circumstances a change of control), or we terminate the employment agreement without cause, they shall be entitled to receive severance equal to their base salary and annual bonus during the prior twelve months, as in effect as of the date of termination.

On November 16, 2011 we entered into a consulting agreement, pursuant to which, Mr. Caceres shall receive $10,000 per month for his services. The consulting agreement may be terminated by us or Mr. Caceres without cause upon four weeks’ prior written notice or at any time by us or Mr. Caceres for cause.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2012 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o MEDL Mobile Holdings, Inc., 18475 Bandilier Circle, Fountain Valley, California. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 31, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

Andrew Maltin (2)	10,600,866	24%
David Swartz (3)	10,600,865	24%
Paul Caceres	-	*
Peter Benz (4)	2,870,000	6.6%
All executive officers and directors as a group (3 persons)	23,476,731	48%
__________________
*           Less than 1%

(1)	Based on 43,509,209 shares of common stock outstanding as of March 28, 2012.

(2)
Mr. Maltin is our Chief Executive Officer and is a director. Includes 50,000 shares of common stock held by Mr. Maltin's wife. Excludes (i) options to acquire 312,000 shares of our common stock exercisable at $0.275 per share authorized for issuance and not exercisable within 60 days, and (ii) 399,989 shares which Mr. Maltin may direct the voting of but which he disclaims beneficial ownership over.

(3)
Mr. Swartz is our President, Secretary and is a director. Includes 50,000 shares of common stock held by Mr. Swartz's wife. Excludes options to acquire 312,000 shares of our common stock exercisable at $0.275 per share authorized for issuance and not exercisable within 60 days.

(4)
The address of the named person is 25 Longview Court, Hillsborough, CA 94010. Includes (i) 1,650,000 shares of our common stock held by BiCoastal Group DBP of which Peter Benz is the sole trustee, (ii) 720,000 shares of our common stock held by Benz Family 2010 Irrevocable Trust of which Peter Benz is the sole trustee, and (iii) 500,000 shares of our common stock held by Peter T. Benz Custodian Katherine Benz UTMA of which Peter Benz is the custodian.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions.

Our principal executive offices occupy approximately 4,500 square feet in Fountain Valley, California under a sublease that we entered into in January 2011 that expires in November 2015. We sublease this property from a company that Mr. Maltin, our Chief Executive Officer, and his wife are shareholders.  We believe that our facilities are leased at market rates.  The sublease was entered into in January 2011 and shall expire in November 2015.  Future rent payments are anticipated to be $74,480 in 2012, $82,080 in 2013, $85,860 in 2014 and $87,660 in 2015.

During the fiscal year ended December 31, 2010, Mr. Maltin and Mr. Swartz each loaned MEDL $20,267 for an aggregate amount of $40,534.  The principal on the loans did not incur any interest and MEDL repaid the loan amounts in full in several payments during the first quarter of 2011.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $17,500 and $0, respectively.

Audit-Related Fees

We did not incur any fees from our independent registered public accounting firm for audit-related services during the years ended December 31, 2011 and 2010.

Tax Fees.

We did not incur any fees from our independent registered public accounting firm for tax compliance or tax consulting services during the years ended December 31, 2011 and 2010.

All Other Fees.

We did not incur any fees from our independent registered public accounting firm for services rendered to us, other than the services covered in "Audit Fees" for the years ended December 31, 2011 and 2010.

Pre-Approval Policies and Procedures.

We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of June 24, 2011, by and among MEDL Mobile Holdings, Inc., MEDL Mobile, Inc. and the shareholders of MEDL Mobile, Inc. (2)
3.1	Amended and Restated Articles of Incorporation of MEDL Mobile Holdings, Inc. filed June 23, 2011 (1)
3.2	Amended and Restated Bylaws of MEDL Mobile Holdings Inc. (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Registration Rights Agreement (2)
10.3	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations (2)
10.4	Stock Purchase Agreement for Split-Off (2)
10.5	Form of Directors and Officers Indemnification Agreement (2)
10.6	MEDL Mobile Holdings, Inc. 2011 Equity Incentive Plan (2)
10.7	Employment Agreement between Andrew Maltin and MEDL Mobile Holdings, Inc. (2)
10.8	Employment Agreement between David Swartz and MEDL Mobile Holdings, Inc. (2)
10.9	Form of Bridge Note (2)
10.10	Form of Security Agreement between MEDL Mobile, Inc. and certain investors (2)
10.11	Sublease Agreement between MEDL Mobile, Inc. and Lumetique, Inc. (2)
10.12	Audit Committee Charter (2)
10.13	Form of Securities Purchase Agreement*
10.14	Form of Warrant*
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (3)
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (3)
101
The following materials from MEDL Mobile Holding Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text. (4)

*           Filed herewith
_______________
(1)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 29, 2011
(2)	Incorporated by reference to Current Report on Form 8-K filed with the SEC on June 30, 2011
(3)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(4)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.
a Nevada corporation

March 30, 2012	By:	/s/ Andrew Maltin
Andrew Maltin
Chief Executive Officer
(Principal Executive Officer)

March 30, 2012	By:	/s/ Paul Caceres
Paul Caceres
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Maltin	March 30, 2012
Andrew Maltin
Director

By:	/s/ Dave Swartz	March 30, 2012
Dave Swartz
Director