Form 10-Q
period 2012-03-31
MEDL Mobile Holdings, Inc.
filed 2012-05-15
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(714) 617-1991
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,509,209 shares as of May 3, 2012

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$2,395,053	$1,075,307
Accounts receivable, less allowance for doubtful accounts of $148,936 and $108,000 respectfully	443,055	479,176
Prepaid expenses	89,282	9,800
Total current assets	2,927,390	1,564,283

Fixed assets, net of depreciation:	75,589	63,997

Other assets:
Security deposits	26,528	19,857
Intangible Asset-Customer Base	144,000	-
Total other assets:	170,528	19,857

Total assets:	$3,173,507	$1,648,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$283,374	$219,569
Accrued compensation expenses	139,007	63,360
Total current liabilities:	422,381	282,929

Long term liabilities:
Deferred lease	13,283	10,249

Total liabilities:	435,664	293,178

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 43,509,209 issued and outstanding at March 31, 2012 and 40,025,000 issued and outstanding at December 31, 2011	43,510	40,025
Additional paid-in capital	5,909,843	3,122,520
Accumulated deficit	(3,215,510)	(1,807,586)

Total stockholders' equity	2,737,843	1,354,959

Total liabilities and stockholders' equity	$3,173,507	$1,648,137

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Revenues	$1,149,998	$378,655

Cost of goods sold	374,331	182,593

Gross profit	775,667	196,062

Expenses:
Selling, general and administrative	2,183,591	175,138
Total expenses	2,653,459	175,138

Net (loss) income	$(1,407,924)	$20,924

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.03)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	40,325,592	7,401,500

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended March 31, 2012		For the three months ended March 31, 2011

Cash flows from operating activities:
Net (loss) income		$(1,407,924)		$20,924
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation		7,684		1,234
Stock based compensation on options granted		44,837		-
Warrants expense		1,002,200
Common stock issued for services		37,500		-
Increase in allowance for doubtful accounts		40,936		-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		(4,815)		19,497
(Increase) in prepaid expenses		(2,210)		-
(Increase) in security deposits		(6,672)		-
Increase in Deferred lease		3,034		-
Increase in accounts payable and accrued expenses		139,452		3,570
Net cash provided by (used in) operating activities		(145,978)		45,225

Cash flows from investing activities:
Purchase of office equipment		(19,276)		(14,209)
Net cash used in investing activities		(19,276)		(14,209)

Cash flows from financing activities:
Repayment of shareholder loans		-		(40,534)
Proceeds from issuance of common stock		1,485,000		-
Net cash provided by (used in) financing activities		1,485,000		(40,534)

Net increase (decrease) in cash		1,319,746		(9,518)

Cash at beginning of period		1,075,307		40,682

Cash at end of period		$2,395,053		$31,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for interest
Interest	$		$
Income taxes		$800		$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares issued for Acquisition		$221,272
Acquisition of a software company-intangible asset- customer base		(144,000)
Prepaid consulting fees related to Acquisition		$(77,272)

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

On February 28, 2012, the Company acquired Inedible Software, LLC (“Inedible”), a developer of mobile apps and related mobile app technologies. As a result, Inedible became a wholly owned subsidiary of the Company. The results of operations of Inedible are included on a going forward basis from the date of acquisition.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Basis of Accounting

The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Management has determined that the allowance for doubtful accounts at March 31, 2012 and December 31, 2011 is $148,936, and $108,000 respectively.

Accounts receivable will generally be due within 30 to 90 days and collateral is not required.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

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
MARCH 31, 2012
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates their tax positions on an annual basis and has determined that as of March 31, 2012 no additional accrual for income taxes is necessary.

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

Depreciation is computed primarily on the straight line method for financial statement purposes over the following estimated useful lives:

Computer equipment                                                      3-5 years

Furniture and fixtures                                                     3-5 years

Fair Value of Financial Instruments (Other Than Derivative Financial Instruments)

The Company adopted ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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
MARCH 31, 2012
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations for the period ended March 31, 2012 due to the fact that the Company reported a net loss and to do so would be anti-dilutive for that period presented.

The following is a reconciliation of the computation for basic and diluted EPS:

Net (Loss) Profit Per Share of Common Stock
	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net (loss) profit	$(1,407,924)	$20,924
Weighted-average common shares
Outstanding (Basic)	40,325,592	7,401,500

Weighted-average common stock
Equivalents
Stock options	0	0

Weighted-average commons shares
Outstanding (Diluted)	40,325,592	7,401,500

NET (LOSS) PROFIT PER COMMON SHARE
Basic and Diluted	$(0.03)	$0.00

Diluted net loss per share reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 (formerly SFAS 142, Goodwill and Other Intangible Assets), the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended March 31, 2012.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial position and results of operations.

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12) , which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial statements, as it only requires a change in the format of presentation. Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of March 31, 2012 (unaudited) and December 31, 2011 were as follows:

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	March 31, 2012	Dcember 31, 2011
Computer Equipment	3-5	$91,400	$72,124
Furniture and fixtures	3-5	8,453	8,453
		99,853	80,577

Less: accumulated depreciation		(24,264)	(16,580)
Fixed assets, net		$75,589	$63,997

There was $7,684 and $0 charged to operations for depreciation expense for the three months ended March 31, 2012 and March 31, 2011, respectively.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 4 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2012 differs from the amount which would be expected as a result of applying the statutory tax rates to the income (losses) before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that MEDL was taxed as a S Corporation from January 1, 2011 to June 23, 2011, resulting in no tax benefit or deferred tax asset during this period.  Accordingly, all of the losses of MEDL flow through to the shareholders of the S Corporation and the Company has no deferred tax assets or loss carryforwards from this period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of March 31,2012
Deferred tax assets:
Net Operating Loss	$(1,407,924)
Tax Rate	34%
deferred tax assets 2012	$122,702
deferred tax assets 2011	$367,420
Total deferred tax assets	$490,122
Less Valuation allowance	$(490,122)

Net deferred tax assets	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2012
Federal statutory tax rate	34%
Effective Tax Rate	34%
Valuation Allowance	(34%)
Net Effective Tax Rate	0%

As of March 31, 2012, the Company has a net operating loss carry forward of $1,441,533 expiring through 2032. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015. (See also Note 6)

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to three non-cancelable lease agreements for office space through 2015. The first agreement is for approximately 4,500 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015.  The second lease is for approximately 4,786 square feet and is located at 18350 Mt. Langley Street, Fountain Valley, CA.  The term of this lease is from September 1, 2011 and ends at February 28, 2013.  The third agreement is for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of the sub-lease is from May 1, 2012 and ends at November 30, 2015.

At March 31, 2012, aggregate future minimum payments under these leases, is as follows:

2012	$124,240
2013	160,084
2014	153,676
2015	150,712
Total	$588,712

Litigation

The Company is not presently involved in any litigation.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

 The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of March 31, 2012, the Company had no outstanding shares of preferred stock.

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

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

In connection with the closing of the share exchange, the Company sold 10,000,000 shares of common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).  Accrued interest of $2,712 in respect of the bridge notes was not paid at the closing and is included in accounts and accrued expenses payable at March 31, 2012 and December 31, 2011, respectively.

Two business days following the closing of the Share Exchange and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”),  the Company transferred all of its pre-Exchange assets and liabilities to its newly formed wholly-owned subsidiary, Resume in Minutes Holdings, Inc. (“SplitCo”). Thereafter, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital stock of SplitCo to certain of its former shareholders in exchange for the cancellation of 94,824,263 shares of its common stock that they owned (the “Split-Off”), with 10,000,000 shares of its common stock held by persons who acquired such shares prior to the Share Exchange remaining outstanding.  These 10,000,000 shares constitute the Company’s “public float” and are its only shares of registered common stock and accordingly are its only shares available for resale without further registration or under an applicable exemption from registration.

On December 23, 2011, the Company issued 25,000 shares of common stock for investor relations services at a price per share of $.80 for total expense of $20,000.

On January 2, 2012, the Company issued 41,667 shares of common stock for advisory services at a price per share of $.90 for total expense of $37,500.

On February 28, 2012, the Company acquired Inedible Software, LLC, a developer of mobile apps and related mobile app technologies. The purchase consideration paid was 442,542 shares of common stock of the Company to the sellers, half of which are being held in escrow for one year to secure against any claims of indemnification. The Company accounted for the value under ASC 805-50-30-2 “Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The fair value of the shares issued amounted to $221,272, which was allocated between intangible assets – customer base for $144,000, and $77,272 to prepaid consulting fees.

On March 28, 2012, the Company issued to an accredited investor 3,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock for an aggregate purchase price of $1,500,000. The warrant has a three year term and may be exercised at an exercise price of $0.90 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

As of March 31, 2012, the Company has 43,509,209 shares of common stock issued and outstanding.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of March 31, 2012, and no warrants were outstanding at December 31, 2011. There was warrant expense of $1,002,200 related to the issuance of the warrants for the three months ended March 31, 2012.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of Medl Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 6,000,000 shares of common stock.   As of March 31, 2012, there were options issued to purchase 5,222,000 shares under the plan. Of this amount, there are vested options exercisable into 3,495,000 shares of common stock of which options exercisable for 2,118,500 shares of common stock have been issued to employees and options exercisable for 1,376,500 shares of common stock have been issued to non-employees. As of March 31, 2012, the Company had approximately 778,000 shares reserved for future grant under its Plan and there were no shares exercised during the three months ended March 31, 2012.

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

Total share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2012 and March 31, 2011 was $44,837 and $0 respectively. At March 31, 2012, compensation expense included in selling, general and administration is $33,898. Compensation expense included in cost of goods sold is $10,939.

There was no capitalized share-based compensation cost as of March, 31, 2012 and there were no recognized tax benefits during the three months ended March 31, 2012 or March 31, 2011.

Share-Based Compensation and Options Issued to Consultants

Employee share option activity for the three months ended March 31, 2012 was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Life (Yrs.)	Value

Options outstanding at December 31, 2011	4,892,000	0.28	9.49	3,239,330
Granted	410,000	0.28	9.49	270,600
Exercised
Forfeited or cancelled	(80,000)	0.25		(60,000)
Expired
Options outstanding at March 31, 2012	5,222,000	0.28	9.24	3,780,050
Options expected to vest in the future at March 31, 2012	1,726,458	0.31	9.25	1,199,644
Options exercisable at March 31, 2012	3,495,542	0.26	9.23	2,580,406
Options vested, exercisable and options expected
to vest at March 31 ,2012	5,222,000	0.28	9.24	3,780,050

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the closing price.

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Unvested share activity for the three months ended March 31, 2012 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2011	1,980,416
Granted
Vested	(238,958)	0.15
Forfeited	(15,000)	0.15
Unvested balance at March 31, 2012	1,726,458	0.22

At March 31, 2012, there was $326,327 of unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.3 years.

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

Share Exchange

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change

Revenue	$1,149,998	$378,655	$771,343	204%

Cost of Goods Sold	374,331	182,593	191,738	105%

Gross Profit	775,667	196,062	579,605	296%

Expenses:
Selling, General & Administration	2,183,591	175,138	2,008,453	1147%

Net (Loss) Profit	$(1,407,924)	$20,924	$(1,428,848)	-6829%

Revenues

Revenues for the three months ended March 31, 2012 increased to $1,149,998 as compared to $378,655 for the three months ended March 31, 2011, an increase of $771,343 or 204%. The increase is primarily attributable to growth of our customer base through our expanded sales force and referrals from existing customers. The revenue increase was driven by the demand for the development of customized mobile applications for third parties to monetize their particular intellectual property, persona or brand.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2012 increased to $374,331 as compared to $182,593 for the three months ended March 31, 2011, an increase of $191,738 or 105%. The increase is primarily due to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers.

Gross Profit

Gross profit for the three months ended March 31, 2012 increased to $775,667 as compared to $196,062 for the three months ended March 31, 2011, an increase of $579,605 or 296%. The gross profit increased due to the additional business and related revenue generated which utilized both existing employees and new employees in producing the mobile applications finished product for our customers.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 increased to $2,183,591 as compared to $175,138 for the three months ended March 31, 2011, an increase of $2,008,453 or 1,147%. The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year, the increase in support staff, sales and marketing staff, costs of moving into new corporate offices as well as costs associated with being a public company which include legal and accounting costs, stock option expense, investor relations and public relations expense, and  $1,002,200 of warrant expense incurred during the quarter.

Net Loss

Net loss for the three months ended March 31, 2012 was ($1,407,924), as compared to a net income of $20,924 for the three months ended March 31, 2011, a decrease of $1,428,848. The loss was a result of the increase in costs at a faster rate than the revenue growth of the company could support these increased costs as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our business is still in the early stages, having commenced operations on March 4, 2009. At March 31, 2012 and December 31, 2011, we had cash of $2,395,053 and $1,075,307, respectively and working capital of $2,505,009 and $1,281,354, respectively.

Net cash used in operating activities for the three months ended March 31, 2012 was $145,978 compared to net cash provided in operating activities of $45,225 for the three months ended March 31, 2011.  The increase in net cash used in operating activities was primarily attributable to the $1,407,924 net loss for the period, offset by noncash options and warrant share based expense of $1,047,037.  Net cash used in investing activities for the three months ended March 31, 2012 was $19,276 as compared to net cash used in investing activities of $14,209 for the three months ended March 31, 2011.  Net cash provided by financing activities for the three months ended March 31, 2012 was $1,485,000 as compared to net cash used in financing activities $40,534 for the three months ended March 31, 2011. Net cash provided by financing activities was the result of $1,485,000 of net proceeds from a private placement described below that closed on March 28, 2012.

To date we have financed our operations through internally generated revenue from operations, the sale of our equity, the issuance of notes and loans from a shareholder.

In connection with the closing of the share exchange on June 24, 2011, we sold 10,000,000 shares of our common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000).

On March 28, 2012, we entered into a securities purchase agreement with an accredited investor whereby we sold an aggregate of 1,000,000 units (the “Units”), each Unit comprised of three shares of our common stock and a warrant to purchase one share of our common stock at a price per Unit of $1.50. As a result of the sale, which closed on the same day as entering into the securities purchase agreement, we issued to the investor 3,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock for an aggregate purchase price of $1,500,000. The warrant has a three year term and may be exercised at an exercise price of $0.90 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than then exercise price of the warrant, subject to customary exceptions. The securities purchase agreement also grants the investor demand registration rights, piggyback registration rights and a right of participation in certain future offerings.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2012. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2012. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2012, we acquired Inedible Software, LLC, a developer of mobile apps and related mobile app technologies. In consideration, we issued 442,542 shares of our common stock to the sellers, half of which are being held in escrow for one year to secure against any claims of indemnification.

The shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

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
101**
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

MEDL Mobile Holdings, Inc.

May 15, 2012	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

May 15, 2012	By:	/s/ Paul Caceres
Paul Caceres Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.