Form 10-Q/A
period 2012-03-31
MEDL Mobile Holdings, Inc.
filed 2012-05-21
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,509,209 shares as of May 3, 2012

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends the Quarterly Report for MEDL Mobile Holdings, Inc. filed on Form 10-Q for the quarter ended March 31, 2012, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012 (the “Original Report”). The sole purpose of amendment of the Original Report is to correct a typographical error in the Consolidated Statement of Operations for the three months ended March 31, 2012 on the line item for “Total expenses” which now reads $2,183,591 instead of $2,653,459. This Amendment No. 1 otherwise describes conditions as of the date of the Original Report and has not been updated to disclose events that may have occurred at a later date.

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

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Revenues	$1,149,998	$378,655

Cost of goods sold	374,331	182,593

Gross profit	775,667	196,062

Expenses:
Selling, general and administrative	2,183,591	175,138
Total expenses	2,183,591	175,138

Net (loss) income	$(1,407,924)	$20,924

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.03)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	40,325,592	7,401,500

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
101**
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

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

MEDL Mobile Holdings, Inc.

May 21, 2012	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

May 21, 2012	By:	/s/ Paul Caceres
Paul Caceres Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.