Form 10-Q/A
period 2012-03-31
MEDL Mobile Holdings, Inc.
filed 2012-07-13
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) amends the Quarterly Report for MEDL Mobile Holdings, Inc. filed on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012 (the “Original Report”) and amended by Amendment No. 1 on Form 10Q/A filed with the SEC on May 21, 2012 (“Amendment No. 1”).

As a result of a comment letter from the Staff of the SEC, on July 2, 2012, our Board of Directors following consultation with management and our independent accounting firm, KBL, LLP, concluded that our warrants to purchase 1,000,000 shares of our common stock issued in a private placement transaction in March 28, 2012 received improper accounting treatment. Specifically, due to certain anti-dilution features in these warrants, they should have been reflected as a derivative liability on the balance sheet in the amount of $501,588, as opposed to a warrant expense reported on the statement of operations in the amount of $1,002,200 in our Original Report, as amended by Amendment No. 1. As more fully described in Note 8 of the financial statements, this adjustment resulted in a reduction in the net loss in the statement of operations from $1,407,924  to $405,724. Accordingly, our Original Report, as amended by Amendment No.1, should not be relied upon and this Amendment No. 2 is being filed to amend and restate our financial statements and related disclosures for the quarter ended March 31, 2012. In addition, this Amendment No. 2 includes certain amended disclosures in the Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations consistent with comments received from the SEC.

For the convenience of the reader, this Amendment No. 2 sets forth the Original Report, as amended by Amendment No. 1, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements and Notes to Financial Statements
•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with applicable SEC rules, this Amendment No. 2 includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Except for the items noted above, no other information included in the Original Report, as amended by Amendment No. 1, is being amended by this Amendment No. 2. The Amendment No. 2 continues to speak as of the date of the Original Report, as amended by Amendment No. 1, and we have not updated the filing to reflect events occurring subsequently to the Original Report, as amended by Amendment No. 1, except as specifically referenced herein. This Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Report, as amended by Amendment No. 1, and any amendments to those filings.

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2012	December 31, 2011
ASSETS	(unaudited) (Restated – See Note 8)
Current assets:
Cash	$2,395,053	$1,075,307
Accounts receivable, less allowance for doubtful accounts of $148,936 and $108,000 respectfully	443,055	479,176
Prepaid expenses	89,282	9,800
Total current assets	2,927,390	1,564,283

Fixed assets, net of depreciation:	75,589	63,997

Other assets:
Security deposits	26,528	19,857
Intangible Asset-Customer Base	144,000	-
Total other assets:	170,528	19,857

Total assets:	$3,173,507	$1,648,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$283,374	$219,569
Accrued compensation expenses	139,007	63,360
Total current liabilities:	422,381	282,929

Long term liabilities: Deferred lease	13,283	10,249
Derivative liability	501,588	-
Total Long-term liabilities:	514,871	10,249
Total liabilities:	937,252	293,178

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 43,509,209 issued and outstanding at March 31, 2012 and 40,025,000 issued and outstanding at December 31, 2011	43,510	40,025
Additional paid-in capital	4,406,055	3,122,520
Accumulated deficit	(2,213,310)	(1,807,586)

Total stockholders' equity	2,236,255	1,354,959

Total liabilities and stockholders' equity	$3,173,507	$1,648,137

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	For the three months ended March 31, 2012	For the three months ended March 31, 2011
	(Restated – See Note 8)
Revenues	$1,149,998	$378,655

Cost of goods sold	374,331	182,593

Gross profit	775,667	196,062

Expenses:
Selling, general and administrative	1,181,391	175,138
Total expenses	1,181,391	175,138

Net (loss) income	$(405,724)	$20,924

NET (LOSS) INCOME PER COMMON SHARE
Basic and Diluted	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	40,325,592	7,401,500

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
	(Restated – See Note 8)
Cash flows from operating activities:
Net (loss) income	$(405,724)		$20,924
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	7,684		1,234
Stock based compensation on options granted	44,837		-

Common stock issued for services	37,500		-
Increase in allowance for doubtful accounts	40,936		-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,815)		19,497
(Increase) in prepaid expenses	(2,210)		-
(Increase) in security deposits	(6,672)		-
Increase in Deferred lease	3,034		-
Increase in accounts payable and accrued expenses	139,452		3,570
Net cash provided by (used in) operating activities	(145,978)		45,225

Cash flows from investing activities:
Purchase of office equipment	(19,276)		(14,209)
Net cash used in investing activities	(19,276)		(14,209)

Cash flows from financing activities:
Repayment of shareholder loans	-		(40,534)
Proceeds from issuance of common stock	1,485,000		-
Net cash provided by (used in) financing activities	1,485,000		(40,534)

Net increase (decrease) in cash	1,319,746		(9,518)

Cash at beginning of period	1,075,307		40,682

Cash at end of period	$2,395,053		$31,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for interest
Interest	$	$
Income taxes	$800		$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares issued for Acquisition	$221,272
Acquisition of a software company-intangible asset- customer base	$(144,000)
Prepaid consulting fees related to Acquisition	$(77,272)
Derivative liability	$501,588

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q/A and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s main source of revenue is from the development of custom applications or “Apps” for customers. The Company uses a hybrid method for recognizing revenue that includes elements from both ASC 985-605, Software Revenue Recognition and ASC 605-35, Construction-Type and Production-Type Contracts.

The Company recognizes revenues in accordance with ASC 985-605 when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Nonrecurring revenues related to perpetual license sale with multiple elements are recognized in accordance with the guidance on software revenue recognition.

When the arrangement with a customer includes significant production, modification, or customization of the software, the Company recognizes the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35.  The Company uses the percentage of completion method provided all of the following conditions exist:

•
the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

•	the customer can be expected to satisfy its obligations under the contract;
•	the Company can be expected to perform its contractual obligations; and
•	reliable estimates of progress towards completion can be made.

The Company measures completion based on achieving milestones detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred.

The following is an example of how revenue is recognized involving an arrangement with a customer that includes significant production, modification, or customization of the software: a typical project will require between 50-100 working days from beginning to end.  On average 25-50 cumulative working days are expended prior to the start of development and this work typically includes, design, storyboards, and architecture. Prior to developing the App, hard costs are incurred as a number of variables are taken into account for preparation.  Those often include the following:

•	understanding the client's business situation and environment, including their competitive landscape;
•	researching and establishing the goals of the App;
•	understanding and researching the target and potential App use cases;
•	developing a monetization strategy;
•	determining functionality and articulating the functionality through a storyboard and functional specification document; and
•	determining the resources and timeline needed to complete the final work product.

Therefore, since significant work has been undertaken by the Company, the Company typically receives a non-refundable deposit of up to fifty (50%) percent of the proposed project contract at the time that the contract is signed or soon thereafter. The revenue is recognized at this point in time. Another twenty five (25%) percent of the contract is typically billable per stated terms of the contract and revenue is recognized at that time, typically upon release of beta version of the App. Upon completion of the App to the client typically the remaining twenty five (25%) percent is billed to the client and recognized as revenue to the Company.

The Company also generates revenue from the sale of Apps through the Apple store and other App marketplaces. This revenue is recognized in the period the App is sold to the end user on an accrual basis.

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

In addition, FASB ASC 825-10-25, Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to March 31, 2012:

Conversion feature derivative liability
Balance at January 1, 2012	$-
Recognition of derivative liability	501,588
Balance at March 31, 2012	$501,588

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

The following is a reconciliation of the computation for basic and diluted EPS:

Net (Loss) Profit Per Share of Common Stock
	For the three months ended March 31, 2012	For the three months ended March 31, 2011
	(Restated-See
	Note 8)

Net (loss) profit	$(405,724)	$20,924
Weighted-average common shares
Outstanding (Basic)	40,325,592	7,401,500

Weighted-average common stock
Equivalents
Stock options	0	0

Weighted-average commons shares
Outstanding (Diluted)	40,325,592	7,401,500

NET (LOSS) PROFIT PER COMMON SHARE
Basic and Diluted	$(0.01)	$0.00

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

In December 2011, FASB issued Accounting Standard Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (ASU 2011-12), which indefinitely defers certain provisions of ASU 2011-05 issued earlier in June 2011and will be further deliberated by the FASB at a future date. The new ASU affects entities that report items of comprehensive income in any period presented. During the deferral period, entities will still need to comply with the existing requirements in U.S. GAAP for the presentation of reclassification adjustments. Specifically, ASC 220 gives entities the option of (1) presenting reclassification adjustments out of accumulated other comprehensive income on the face of the statement in which comprehensive income is presented or (2) disclosing reclassification adjustments in the footnotes to the financial statements. ASU 2011-12 and ASU 2011-05 share the same effective date. This guidance is effective for our interim and annual periods beginning after December 15, 2011. The adoption does not have any material impact on the Company’s consolidated financial statements, as it only requires a change in the format of presentation. Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of March 31, 2012 (unaudited) and December 31, 2011 were as follows:

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	March 31, 2012	December 31, 2011
Computer Equipment	3-5	$91,400	$72,124
Furniture and fixtures	3-5	8,453	8,453
		99,853	80,577

Less: accumulated depreciation		(24,264)	(16,580)
Fixed assets, net		$75,589	$63,997

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

As of March 31,2012
Deferred tax assets:
Net Operating Loss	$(405,724)
Tax Rate	34%
deferred tax assets 2012	$122,702
deferred tax assets 2011	$367,420
Total deferred tax assets	$490,122
Less Valuation allowance	$(490,122)

Net deferred tax assets	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2012
Federal statutory tax rate	34%
Effective Tax Rate	34%
Valuation Allowance	(34%)
Net Effective Tax Rate	0%

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

On February 28, 2012, the Company acquired Inedible Software, LLC, a developer of mobile apps and related mobile app technologies. The purchase consideration paid was 442,542 shares of common stock of the Company to the sellers, half of which are being held in escrow for one year to secure against any claims of indemnification. The Company accounted for the value under ASC 805-50-30-2 “ Business Combinations” whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The fair value of the shares issued amounted to $221,272, which was allocated between intangible assets – customer base for $144,000, and $77,272 to prepaid consulting fees.

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

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of March 31, 2012, and no warrants were outstanding at December 31, 2011.  The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  The warrants issued in this financing arrangement did not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $501,588 at March 31, 2012. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

March 31, 2012

Expected volatility	84%
Expected term	3 Years
Risk-free interest rate	0.51%
Expected dividend yield	0%

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

NOTE 8 – RESTATEMENT

The Company’s consolidated financial statements have been restated for the three months ended March 31, 2012 in connection with the following:

Warrants to purchase 1,000,000 shares of the Company's common stock issued in a private placement transaction on March 28, 2012 received improper accounting treatment. Specifically, due to certain anti-dilution features in these warrants, they should have been reflected as a derivative liability on the balance sheet in the amount of $501,588, as opposed to a warrant expense reported on the statement of operations in the amount of $1,002,200 in the Company's Original Report, as amended by Amendment No. 1. As a result, the following adjustments have been made:

a.	the Company reversed the warrant expense recorded on the statement of operations in the amount of $1,002,200, and reduced additional paid in capital on the balance sheet for the same amount.
b.	the Company recorded a derivative liability in the amount of $501,588 on the balance sheet, and reduced additional paid in capital on the balance sheet for the same amount.

The following table illustrates the adjustments made as a result of the restatement:

	March 31, 2012 As Previously Reported	Adjustments to Restate		March 31, 2012 As Restated
Consolidated Balance Sheets:

Derivative liability	$-	$501,588	(b)	$501,588
Long-term liabilities	$13,283	$-		$514,871
Total liabilities	$435,664	$-		$937,252

Additional paid-in capital	$5,909,843	$(1,002,200)	(a)	$4,406,055
		$(501,588)	(b)
Accumulated deficit	$(3,215,510)			$(2,213,310)

Consolidated Statement of Operations:

Selling, general, and administrative expense	$2,183,591	$(1,002,200)	(a)	$1,181,391
Total expenses	$2,183,591	$-		$1,181,391

Net loss	$(1,407,924)	$-		$(405,724)

Net loss per common share - basic and diluted	$(0.03)	$-		$(0.01)

Consolidated Statement of Cash Flows:

Net (loss)	$(1,407,924)	$1,002,200	(a)	$(405,724)

Warrants expense	$1,002,200	$(1,002,200)	(a)	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Some of the statements contained in this Form 10-Q/A that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q/A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q/A that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents
We consider all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. Any amounts of cash in financial institutions over FDIC insured limits, expose us to cash concentration risk.

Revenue Recognition
Our main source of revenue is from the development of custom applications or “Apps” for customers. We use a hybrid method for recognizing revenue that includes elements from both ASC 985-605, Software Revenue Recognition and ASC 605-35, Construction-Type and Production-Type Contracts.

We recognize revenues in accordance with ASC 985-605 when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Nonrecurring revenues related to perpetual license sale with multiple elements are recognized in accordance with the guidance on software revenue recognition.

When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35.  We use the percentage of completion method provided all of the following conditions exist:

•
the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

•	the customer can be expected to satisfy its obligations under the contract;
•	the Company can be expected to perform its contractual obligations; and
•	reliable estimates of progress towards completion can be made.

We measure completion based on achieving milestones detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred.

The following is an example of how revenue is recognized involving an arrangement with a customer that includes significant production, modification, or customization of the software: a typical project will require between 50-100 working days from beginning to end.  On average 25-50 cumulative working days are expended prior to the start of development and this work typically includes, design, storyboards, and architecture. Prior to developing the App, hard costs are incurred as a number of variables are taken into account for preparation.  Those often include the following:

•	understanding the client's business situation and environment, including their competitive landscape;
•	researching and establishing the goals of the App;
•	understanding and researching the target and potential App use cases;
•	developing a monetization strategy;
•	determining functionality and articulating the functionality through a storyboard and functional specification document; and
•	determining the resources and timeline needed to complete the final work product.

Therefore, since significant work has been undertaken by us, we typically receive a non-refundable deposit of up to fifty (50%) percent of the proposed project contract at the time that the contract is signed or soon thereafter. The revenue is recognized at this point in time. Another twenty five (25%) percent of the contract is typically billable per stated terms of the contract and revenue is recognized at that time, typically upon release of beta version of the App. Upon completion of the App to the client typically the remaining twenty five (25%) percent is billed to the client and recognized as revenue to us.

We also generate revenue from the sale of Apps through the Apple store and other App marketplaces. This revenue is recognized in the period the App is sold to the end user on an accrual basis.

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

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We follow ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognition, classification and disclosure of these uncertain tax positions.

Uncertainty in Income Taxes
Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach. Management evaluates their tax positions on an annual basis.

Research and Development
We incur costs on activities that relate to research and development of new technology and products. Research and development costs are expensed as incurred.

Fair Value of Financial Instruments
We adopted ASC 820, Fair Value Measurements and Disclosure, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC-820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

Goodwill and Other Intangible Assets
In accordance with ASC 350-30-65 (formerly SFAS 142, Goodwill and Other Intangible Assets), we assess the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors we consider to be important which could trigger an impairment review include the following:

1. Significant underperformance relative to expected historical or projected future operating results;
2. Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3. Significant negative industry or economic trends.

When we determine that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Stock Based Compensation
We apply ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. The amount of compensation cost for share-based payments is measured based upon the fair value on the grant date of the equity instruments issued. For stock options issued to non-employees, we apply the same standard.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	$ Change	% Change

Revenue	$1,149,998	$378,655	$771,343	204%

Cost of Goods Sold	374,331	182,593	191,738	105%

Gross Profit	775,667	196,062	579,605	296%

Expenses:
Selling, General & Administration	1,181,391	175,138	1,006,253	575%

Net (Loss) Profit	$(405,724)	$20,924	$(426,648)	(2039)%

Revenues

Revenues for the three months ended March 31, 2012 increased to $1,149,998 as compared to $378,655 for the three months ended March 31, 2011, an increase of $771,343 or 204%. The increase is primarily attributable to growth of our customer base through our expanded sales force and referrals from existing customers. The revenue increase was driven by the demand for the development of customized mobile applications for third parties to monetize their particular intellectual property, persona or brand. Specifically, there has been significant growth in the demand for mobile applications with a limited supply of qualified developers available to meet the demand. Based upon our success with past clients, we have become a preferred vendor in long-term relationships with some of our larger customers, yielding organic revenue growth.

In addition, our services have expanded resulting in increased project fees. Historically, we have been tasked to develop mobile front-end applications.  However, more recently we have worked on more expansive projects including back-end development and website development, as well as marketing and monetization strategies.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter to quarter basis.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2012 increased to $374,331 as compared to $182,593 for the three months ended March 31, 2011, an increase of $191,738 or 105%. The increase is primarily due to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers. This trend of hiring will be dependent on the growth of future revenue and the related commitments to complete development projects on a timely basis.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2012 increased to $1,181,391 as compared to $175,138 for the three months ended March 31, 2011, an increase of $1,006,253 or 575%. The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year, the increase in support staff, sales and marketing staff, costs of moving into new corporate offices as well as costs associated with being a public company which include legal and accounting costs, stock option expense, investor relations and public relations expense. These expenses are all recurring in nature, and the rate of increase in these expenses are expected to slow substantially as we complete the expansion of our internal infrastructure over the next few months.

Net Loss

Net loss for the three months ended March 31, 2012 was ($405,724), as compared to a net income of $20,924 for the three months ended March 31, 2011, a decrease of $426,648. The loss was a result of the increase in costs at a faster rate than the revenue growth of the company could support these increased costs as discussed above.

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

Net cash used in operating activities for the three months ended March 31, 2012 was $145,978 compared to net cash provided by operating activities of $45,225 for the three months ended March 31, 2011.  The increase in net cash used in operating activities was primarily attributable to the $405,724 net loss for the period, offset by noncash options expense of $44,837.  Net cash used in investing activities for the three months ended March 31, 2012 was $19,276 as compared to net cash used in investing activities of $14,209 for the three months ended March 31, 2011.  Net cash provided by financing activities for the three months ended March 31, 2012 was $1,485,000 as compared to net cash used in financing activities of $40,534 for the three months ended March 31, 2011. Net cash provided by financing activities was the result of $1,485,000 of net proceeds from a private placement described below that closed on March 28, 2012.

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

We do not have any material commitments for capital expenditures during the next twelve months. Although our net revenues and proceeds from the above described private placement are currently sufficient to fund our operating expenses for the next twelve months, we may be required to raise additional funds in the future particularly if we are unable to generate positive cash flow as a result of our operations or require additional capital to expand our operations. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q/A has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

July 13, 2012	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

July 13, 2012	By:	/s/ Paul Caceres
Paul Caceres Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
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