Form 10-Q
period 2012-06-30
MEDL Mobile Holdings, Inc.
filed 2012-08-20
CIK 1487941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,514,809 shares of commno stock as of August 17, 2012.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation:

•●
information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

•●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
•●	statements about expected future sales trends for our products and services;
•●	statements about our future capital requirements and the sufficiency of our cash and cash equivalents;
•●	other statements about our plans, objectives, expectations and intentions; and
•●	other statements that are not historical fact.

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$1,440,385	$1,075,307
Accounts receivable, less allowance for doubtful accounts of $50,575 and $108,000, respectfully	155,125	479,176
Prepaid expenses	106,667	9,800
Total current assets	1,702,177	1,564,283

Fixed assets, net of depreciation:	112,636	63,997

Other assets:
Security deposits	21,487	19,857
Intangible asset-customer base, net of amortization	132,000	-
Total other assets:	153,487	19,857

Total assets:	$1,968,300	$1,648,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$240,692	$219,569
Accrued compensation expenses	119,459	63,360
Total current liabilities:	360,151	282,929

Long term liabilities:
Deferred lease	29,045	10,249
Derivative liability	147,560	-
Total long term liabilities:	176,605	10,249

Total liabilities:	536,756	293,178

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized;43,514,809 issued and outstanding at June 30, 2012 and 40,025,000 issued and outstanding at December 31, 2011	43,515	40,025
Additional paid-in capital	4,468,811	3,122,520
Accumulated deficit	(3,080,782)	(1,807,586)

Total stockholders' equity	1,431,544	1,354,959

Total liabilities and stockholders' equity	$1,968,300	$1,648,137

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Revenues	$444,662	$573,068	$1,594,660	$951,723

Cost of goods sold	365,542	228,168	739,873	410,761

Gross profit	79,120	344,900	854,787	540,962

Expenses:
Selling, general and administrative	1,300,619	571,103	2,482,010	746,241
Total expenses	1,300,619	571,103	2,482,010	746,241

Net loss before other income (expense)	(1,221,499)	(226,203)	(1,627,223)	(205,279)

Other income (expense):
Decrease in fair value of warrants	354,028	-	354,028	-
Interest expense	-	(2,712)	-	(2,712)
Total other income (expense)	354,028	(2,712)	354,028	(2,712)

Net loss	$(867,471)	$(228,915)	$(1,273,195)	$(207,991)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	43,575,328	9,909,077	41,950,460	8,662,215

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011

Cash flows from operating activities:
Net loss	$(1,273,195)	$(207,991)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation and amortization	29,890	3,555
Stock based compensation on options granted	106,197	-
Change in fair value of derivative liability	(354,028)	-
Common stock issued for services	37,500	-
Decrease in allowance for doubtful accounts	(57,425)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	381,476	(64,865)
(Increase) in prepaid expenses	(14,260)	(20,000)
(Increase) in security deposits	(1,631)	-
(increase) in other assets	(5,336)	-
Increase in Deferred lease	18,796	-
Increase in accounts payable and accrued expenses	77,223	16,614
Net cash (used in) operating activities	(1,054,793)	(272,687)

Cash flows from investing activities:
Purchase of office equipment	(66,529)	(40,297)
Net cash (used in) investing activities	(66,529)	(40,297)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,400	-
Repayment of shareholder loans	-	(40,534)
Proceeds from convertible bridge notes	-	300,000
Proceeds from issuance of common stock	1,485,000	2,200,000
Net cash provided by financing activities	1,486,400	2,459,466

Net increase in cash	365,078	2,146,482

Cash at beginning of period	1,075,307	40,682

Cash at end of period	$1,440,385	$2,187,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for interest
Interest
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stack for payment of bridge notes	$-	$300,000
Value of shares issued for Acquisition	$221,272	$-
Acquisition of a software company-intangible asset- customer base	$(144,000)	$-
Prepaid consulting fees related to Acqusition	$(77,272)	$-
Derivative Liability	$147,560	$-

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

MEDL Mobile Holdings, Inc. (the “Registrant”) is a developer, incubator, marketer and aggregator of mobile application software, or “Apps”.

The Registrant, formerly known as Resume in Minutes, Inc. was incorporated in Nevada on May 22, 2008.  On June 24, 2011, the Registrant completed a share exchange with MEDL Mobile, Inc. (“MEDL” and together with the Registrant, “we,” “our,” “us,” or the “Company”), a California corporation, and the shareholders of MEDL (the “MEDL Shareholders”) according to which the MEDL Shareholders transferred all of the issued and outstanding capital stock of MEDL to the Registrant in exchange for the issuance to the MEDL Shareholders of an aggregate of 20,000,000 shares of common stock of the Registrant.  As a result of the share exchange, MEDL became a wholly owned subsidiary of the Registrant and the business of MEDL became the sole line of business of the Registrant.

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

On February 28, 2012, the Registrant acquired Inedible Software, LLC (“Inedible”), a developer of mobile apps and related mobile app technologies whose principal asset was a customer list. While the acquisition of Inedible was structured as a purchase of an entity, the Registrant did not acquire any ongoing business operations and the purpose of the transaction was to acquire Inedible’s customer list as a conduit to Apple for future potential. As a result, Inedible became a wholly owned subsidiary of the Registrant. The results of operations of Inedible are included on a going forward basis from the date of acquisition although Inedible is no longer actively engaged in any business activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all of the entities that make up the Company.  All significant inter-company balances and transactions have been eliminated.

Reclassification

The Company has made certain reclassifications to conform to prior periods’ data to the current presentation.  These reclassifications had no effect on reported assets, liabilities or results of operations.

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

Therefore, since significant work has been undertaken by the Company, the Company typically receives a non-refundable payment of up to fifty (50%) percent of the proposed project contract at the time that the contract is signed or soon thereafter. The revenue is recognized at this point in time. Another twenty five (25%) percent of the contract is typically billable per stated terms of the contract and revenue is recognized at that time, typically upon release of beta version of the App. Upon completion of the App to the client typically the remaining twenty five (25%) percent is billed to the client and recognized as revenue to the Company.

The Company also generates revenue from the sale of Apps through the Apple store and other App marketplaces. This revenue is recognized in the period the App is sold to the end user on an accrual basis.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Management has determined that the allowance for doubtful accounts at June 30, 2012 and December 31, 2011 is $50,575, and $108,000, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates its tax positions on an annual basis and has determined that as of June 30, 2012 no additional accrual for income taxes is necessary.

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

Depreciation is computed primarily on the straight line method for financial statement purposes over the following estimated useful lives:

Computer equipment                                                      3-5 years

Furniture and fixtures                                                     3-5 years

Intangible Assets

Intangible assets are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time.

Amortization is computed primarily on the straight line method for financial statement purposes over the estimated useful life. Estimated useful lives will vary based on the nature of the intangible asset.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to June 30, 2012:

Conversion feature derivative liability

Balance at January 1, 2012	$-
Recognition of derivative liability	501,588
Balance at March 31, 2012	501,588
Change in fair value	354,028
Balance at June 30, 2012	$147,560

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations for the three and six month periods ended June 30, 2012 due to the fact that the Company reported a net loss and to do so would be anti-dilutive for that period presented.

The following is a reconciliation of the computation for basic and diluted EPS:

Loss Per Share of Common Stock

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net loss	$(867,471)	$(228,915)	$(1,273,195)	$(207,991)
Weighted-average common shares
Outstanding (Basic)	43,575,328	9,909,077	41,950,460	8,662,215

Weighted-average common stock
Equivalents
Stock options	0	0	0	0

Weighted-average commons shares
Outstanding (Diluted)	43,575,328	9,909,077	41,950,460	8,662,215

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.02)	$(0.03)	$(0.02)

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended June 30, 2012.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of June 30, 2012 (unaudited) and December 31, 2011 were as follows:

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	June 30, 2012	Dcember 31, 2011
Computer Equipment	3-5	$117,867	$72,124
Furniture and fixtures	3-5	15,144	8,453
Leasehold Improvements	3-5	14,095	-
		147,106	80,577

Less: accumulated depreciation		(34,470)	(16,580)
Fixed assets, net		$112,636	$63,997

There was $17,890 and $3,555 charged to operations for depreciation expense for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2012 (unaudited) and December 31, 2011 were as follows:

INTANGIBLE ASSETS

	Estimated Useful Life (Years)	June 30, 2012	December 31, 2011
Intangible asset - customer base	4	$144,000	$-

Less: accumulated amortization		(12,000)	-
Intangible asset - customer base, net of amortization		$132,000	$-

There was $12,000 and $0 charged to operations for amortization expense for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 5 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the six months ended June 30, 2012 differs from the amount which would be expected as a result of applying the statutory tax rates to the income (losses) before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that MEDL was taxed as a S Corporation from January 1, 2011 to June 23, 2011, resulting in no tax benefit or deferred tax asset during this period.  Accordingly, all of the losses of MEDL flow through to the shareholders of the S Corporation and the Company has no deferred tax assets or loss carryforwards from this period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of June 30, 2012
Deferred tax assets:
Net Operating Loss	$(1,273,195)
Tax Rate	34%
deferred tax assets 2012	$396,779
deferred tax assets 2011	$367,420
Total deferred tax assets	$764,199
Less Valuation allowance	$(764,199)

Net deferred tax assets	$-

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

June 30, 2012
Federal statutory tax rate	34%
Effective Tax Rate	34%
Valuation Allowance	(34%)
Net Effective Tax Rate	0%

As of June 30, 2012, the Company has a net operating loss carry forward of $2,247,643 expiring through 2032. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015. (See also Note 7)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

At June 30, 2012, aggregate future minimum payments under these leases, is as follows:

2012	$180,480
2013	150,820
2014	155,302
2015	72,490
Total	$559,092

Litigation

The Company is not presently involved in any litigation.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

 The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of June 30, 2012, the Company had no outstanding shares of preferred stock.

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

In connection with the closing of the share exchange, the Company sold 10,000,000 shares of common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).  Accrued interest of $2,712 in respect of the bridge notes was not paid at the closing and is included in accounts and accrued expenses payable at June 30, 2012 and December 31, 2011, respectively.

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

On February 28, 2012, the Registrant acquired Inedible, a developer of mobile apps and related mobile app technologies whose principal asset was a customer list. While the acquisition of Inedible was structured as a purchase of an entity, the Registrant did not acquire any ongoing business operations and the purpose of the transaction was to acquire Inedible’s customer list as a conduit to Apple for future potential. As a result, Inedible became a wholly owned subsidiary of the Registrant. The purchase consideration paid was 442,542 shares of common stock of the Company to the sellers, half of which are being held in escrow for one year to secure against any claims of indemnification. The Company accounted for the value under ASC 805-50-30-2, Business Combinations whereby if the consideration is not in the form of cash, the measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The fair value of the shares issued amounted to $221,272, which was allocated between intangible assets – customer base for $144,000, and $77,272 to prepaid consulting fees.

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

 On May 22, 2012 the Company entered into a consulting agreement for advisory services and agreed to issue up to 200,000 restricted shares of common stock in two tranches of 100,000 shares each. The issuance of these shares is being made under the Company’s 2011 Equity Incentive Plan. The first tranche of 100,000 shares vests on November 30, 2012, and were valued at the market price on the date of the agreement. The expense for these shares is being amortized over a six month period with a total expense of $30,000. The Company has the option to terminate the agreement after six months and if the agreement is not terminated, the second tranche of 100,000 shares shall become issuable in December 2012, vests over a six month period, and shall be valued at the market price upon issuance.

As of June 30, 2012, the Company has 43,514,809 shares of common stock issued and outstanding.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of June 30, 2012, and no warrants were outstanding at December 31, 2011.   The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  The warrants issued in this financing arrangement did not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $147,560 at June 30, 2012. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

June 30, 2012

Expected volatility	84%
Expected term	2.75 Years
Risk-free interest rate	0.51%
Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of June 30, 2012, there were options to purchase 5,663,900 shares outstanding under the plan. Of this amount, there are vested options exercisable into 3,702,561 shares of common stock of which options exercisable for 2,325,561 shares of common stock have been issued to employees and options exercisable for 1,377,000 shares of common stock have been issued to non-employees. As of June 30, 2012, the Company had approximately 4,330,500 shares reserved for future grant under its Plan and there were 5,600 shares exercised during the six months ended June 30, 2012.

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

Total share-based compensation expense included in the consolidated statements of operations for the six months ended June 30, 2012 and June 30, 2011 was $106,197, and $0, respectively. For the six months ended June 30, 2012, compensation expense included in selling, general and administration is $77,415. Compensation expense included in cost of goods sold is $28,782.

There was no capitalized share-based compensation cost as of June 30, 2012 and there were no recognized tax benefits during the six months ended June 30, 2012 or June 30, 2011.

Share-Based Compensation and Options Issued to Consultants

Option activity for the six months ended June 30, 2012 was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price ($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2011	4,892,000	0.28	9.49	3,477,380
Granted	1,360,000	0.52	9.9	13,635
Exercised	(5,600)	0.25		840
Forfeited or cancelled	(582,500)	0.25		4,200
Expired
Options outstanding at June 30, 2012	5,663,900	0.31	9.14	367,595
Options expected to vest in the future at June 30, 2012	2,091,939	0.39	9.37	112,510
Options exercisable at June 30, 2012	3,571,961	0.40	8.98	255,085
Options vested, exercisable and options expected
to vest at June 30, 2012	5,663,900	0.40	9.14	367,595

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the six months ended June 30, 2012 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value ($)
Unvested balance at December 31, 2011	1,980,416
Granted	1,360,000	0.52
Vested	(805,977)	0.15
Forfeited or cancelled	(442,500)	0.25
Unvested balance at June 30, 2012	2,091,939	0.34

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price currently below the closing price.

At June 30, 2012, there was $766,211 of unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.75 years.

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

Inedible Acquisition

On February 28, 2012, we acquired Inedible Software, LLC (“Inedible”), a developer of mobile apps and related mobile app technologies whose principal asset was a customer list. While the acquisition of Inedible was structured as a purchase of an entity, we did not acquire any ongoing business operations and the purpose of the transaction was to acquire Inedible’s customer list as a conduit to Apple for future potential. As a result, Inedible became a wholly owned subsidiary of the Company. The results of operations of Inedible are included on a going forward basis from the date of acquisition, although Inedible is no longer actively engaged in any business activities.

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

Therefore, since significant work has been undertaken by us, we typically receive a non-refundable payment of up to fifty (50%) percent of the proposed project contract at the time that the contract is signed or soon thereafter. The revenue is recognized at this point in time. Another twenty five (25%) percent of the contract is typically billable per stated terms of the contract and revenue is recognized at that time, typically upon release of beta version of the App. Upon completion of the App to the client typically the remaining twenty five (25%) percent is billed to the client and recognized as revenue to us.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 (unaudited)
The following table presents our results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	$ Change	% Change

Revenue	$444,662	$573,068	$(128,406)	(22)%

Cost of Goods Sold	365,542	228,168	137,374	60%

Gross Profit	79,120	344,900	(265,780)	(77)%

Expenses:
Selling, Gen'l & Admin	1,300,619	571,103	729,516	128%

Loss from Operations	(1,221,499)	(226,203)	(995,296)	440%

Other Income (Expense)
Decrease in fair value of warrants	354,028	-	354,028	100%
Interest expense	-	(2,712)	2,712	(100)%
Total Other Income (Expense)	354,028	(2,712)	356,740

Net (loss) Profit	$(867,471)	$(228,915)	$(638,556)	279%

Revenues

Revenues for the three months ended June 30, 2012 decreased to $444,662 as compared to $573,068 for the three months ended June 30, 2011, a decrease of $128,406 or 22%. The decrease is primarily attributable to the lack of completed projects and related uncompleted milestones required to recognize the revenue.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter to quarter basis.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2012 increased to $365,542 as compared to $228,168 for the three months ended June 30, 2011, an increase of $137,374 or 60%. The increase is primarily due to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers. This trend of hiring will be dependent on the growth of future revenue and the related commitments to complete development projects on a timely basis.

Gross Profit

Gross profit for the three months ended June 30, 2012 decreased to $79,120 as compared to $344,900 for the three months ended June 30, 2011, a decrease of $265,780 or 77%. The gross profit decreased due to the decreased revenue and increased cost of goods sold as discussed above.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 increased to $1,300,619 as compared to $571,103 for the three months ended June 30, 2011, an increase of $729,516 or 128%. The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year period, the increase in support staff, sales and marketing staff, costs of moving into new corporate offices as well as costs associated with being a public company which include legal and accounting costs, stock option expense, investor relations and public relations expense. In addition, increased expenses include the expansion of the MEDL advertising and acquisition teams in which new employees were hired to develop an advertising business and to acquire new apps for the MEDL platform. These expenses are all recurring in nature, and the rate of increase in these expenses are expected to slow substantially as we complete the expansion of our internal infrastructure over the next few months.

Other Income/Expenses

Other income for the three months ended June 30, 2012 increased to $354,028 as compared to $0 for the three months ended June 30, 2011, an increase of $354,028 or 100%. The increase is attributable to the decrease in the fair value of warrants issued in a private placement in March 2012.  Other expenses for the three months ended June 30, 2012 decreased to $0 as compared to $2,712 for the three months ended June 30, 2011, a decrease of $2,712 or 100%. The decrease is attributable to there being no interest expense in 2012.

Net Loss

Net loss for the three months ended June 30, 2012 increased to $867,471 as compared to $228,915 for the three months ended June 30, 2011, an increase of $638,556 or 279%. The loss was a result of the increase in costs at a faster rate than the revenue growth of the company as discussed above.

Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 (unaudited)

The following table presents our results of operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	$ Change	% Change

Revenue	$1,594,660	$951,723	$642,937	68%

Cost of Goods Sold	739,873	410,761	329,112	80%

Gross Profit	854,787	540,962	313,825	58%

Expenses:
Selling, Gen'l & Admin	2,482,010	746,241	1,735,769	233%

Loss from Operations	(1,627,223)	(205,279)	(1,421,944)	693%

Other Income (Expense)
Decrease in fair value of warrants	354,028	-	354,028	100%
Interest expense	-	(2,712)	2,712	(100)%
Total Other Income (Expense)	354,028	(2,712)	356,740

Net loss	$(1,273,195)	$(207,991)	$(1,065,204)	512%

Revenues

Revenues for the six months ended June 30, 2012 increased to $1,594,660 as compared to $951,723 for the six months ended June 30, 2011, an increase of $642,937 or 68%. The increase is primarily attributable to growth of our customer base through our expanded sales force and referrals from existing customers. The revenue increase was driven by the demand for the development of customized mobile applications for third parties to monetize their particular intellectual property, persona or brand. Specifically, there has been significant growth in the demand for mobile applications with a limited supply of qualified developers available to meet the demand. Based upon our success with past clients, we have become a preferred vendor in long-term relationships with some of our larger customers, yielding organic revenue growth.

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

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2012 increased to $739,873 as compared to $410,761 for the six months ended June 30, 2011, an increase of $329,112 or 80%. The increase is primarily due to the addition of additional employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers. This trend of hiring will be dependent on the growth of future revenue and the related commitments to complete development projects on a timely basis.

Gross Profit

Gross profit for the six months ended June 30, 2012 increased to $854,787 as compared to $540,962 for the six months ended June 30, 2011, an increase of $313,825 or 58%. The gross profit increased due to the additional business and related revenue generated which utilized both existing employees and new employees in producing the mobile applications finished product for our customers.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 increased to $2,482,010 as compared to $746,241 for the six months ended June 30, 2011, an increase of $1,735,769 or 233%. The increase is primarily attributable to salaries paid to our officers, who had previously not been paid in the prior year period, the increase in support staff, sales and marketing staff, costs of moving into new corporate offices as well as costs associated with being a public company which include legal and accounting costs, stock option expense, investor relations and public relations expense. In addition, increased expenses include the expansion of the MEDL advertising and acquisition teams in which new employees were hired to develop an advertising business and to acquire new apps for the MEDL platform. These expenses are all recurring in nature, and the rate of increase in these expenses are expected to slow substantially as we complete the expansion of our internal infrastructure over the next few months.

Other Income/Expenses

Other income for the six months ended June 30, 2012 increased to $354,028 as compared to $0 for the six months ended June 30, 2011, an increase of 100%. The increase is attributable to the decrease in the fair value of warrants issued in a private placement in March 2012.  Other expenses for the six months ended June 30, 2012 decreased to $0 as compared to $2,712 for the six months ended June 30, 2011, a decrease of $2,712 or 100%. The decrease is attributable to no interest expense in 2012.

Net Loss

Net loss for the six months ended June 30, 2012 increased to $1,273,195 as compared to $207,991 for the six months ended June 30, 2011, an increase of $1,065,204 or 512%. The loss was a result of the increase in costs at a faster rate than the revenue growth of the company as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our business is still in the early stages, having commenced operations on March 4, 2009. At June 30, 2012 and December 31, 2011, we had cash of $1,440,385 and $1,075,307, respectively and working capital of $1,342,026 and $1,281,354, respectively.

Net cash used in operating activities for the six months ended June 30, 2012 was $1,054,793 compared to net cash used in operating activities of $272,687 for the six months ended June 30, 2011.  The increase in net cash used in operating activities was primarily attributable to the $1,273,195 net loss for the period.  Net cash used in investing activities for the six months ended June 30, 2012 was $66,529 as compared to net cash used in investing activities of $40,297 for the six months ended June 30, 2011.  Net cash provided by financing activities for the six months ended June 30, 2012 was $1,486,400 as compared to net cash provided by financing activities of $2,459,466 for the six months ended June 30, 2011. Net cash provided by financing activities was primarily the result of $1,485,000 of net proceeds from a private placement described below that closed on March 28, 2012.

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

We do not have any material commitments for capital expenditures during the next twelve months, other than leasehold improvements planned for new space leased at the corporate headquarters location. Although our net revenues and proceeds from the above described private placement are currently sufficient to fund our operating expenses for the next twelve months, we may be required to raise additional funds in the future particularly if we are unable to generate positive cash flow as a result of our operations or require additional capital to expand our operations. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2012. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended June 30, 2012. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2012, options to purchase 5,600 shares of our common stock were exercised for a total exercise price of $1,400. The options were issued under our 2011 Equity Incentive Plan.

On May 22, 2012, we agreed to issue to a consultant up to 200,000 restricted shares of our common stock, half of which vest on November 30, 2012 and the other half of which vest on June 15, 2013.

On June 28, 2012, we granted a ten-year option to purchase 500 shares of common stock to a consultant at an exercise price of $0.30 per share under our 2011 Equity Incentive Plan.

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

Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

August 20, 2012	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

August 20, 2012	By:	/s/ Paul Caceres
Paul Caceres Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer