Form 10-Q/A
period 2012-06-30
MEDL Mobile Holdings, Inc.
filed 2012-09-07
CIK 1487941

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,514,809 shares of common stock as of August 17, 2012.

EXPLANATORY NOTE

The purpose of the Amendment No. 1 on Form 10-Q/A to MEDL Mobile Holdings, Inc.'s Quarterly Report of Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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
101**
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

*	Incorporated by reference to MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 20, 2012.

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

MEDL Mobile Holdings, Inc.

September 7, 2012	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

September 7, 2012	By:	/s/ Paul Caceres
Paul Caceres Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

101
The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.