Form 10-Q
period 2012-09-30
MEDL Mobile Holdings, Inc.
filed 2012-11-14
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(714) 617-1991

(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,532,309 shares of common stock as of November 13, 2012.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation:

●          information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

●          statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

●          statements about expected future sales trends for our products and services;

●          statements about our future capital requirements and the sufficiency of our cash and cash equivalents;

●          other statements about our plans, objectives, expectations and intentions; and

●          other statements that are not historical fact.

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash	$944,034	$1,075,307
Accounts receivable, less allowance for doubtful accounts of $91,054 and $108,000, respectively	444,006	479,176
Prepaid expenses	64,084	9,800
Total current assets	1,452,124	1,564,283

Fixed assets, net of depreciation:	112,424	63,997

Other assets:
Security deposits	21,147	19,857
Intangible asset-customer base, net of amortization	123,000	—
Total other assets:	144,147	19,857

Total assets:	$1,708,695	$1,648,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$509,544	$219,569
Accrued compensation expenses	198,566	63,360
Deferred Revenue	116,184	—
Total current liabilities:	824,294	282,929

Long term liabilities:
Deferred lease	39,501	10,249
Derivative liability	53,612	—
Total long term liabilities:	93,113	10,249

Total liabilities:	917,407	293,178

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized;43,532,309 issued and outstanding at September 30, 2012 and 40,025,000 issued and outstanding at December 31, 2011	43,533	40,025
Additional paid-in capital	4,528,577	3,122,520
Accumulated deficit	(3,780,822)	(1,807,586)

Total stockholders' equity	791,288	1,354,959

Total liabilities and stockholders' equity	$1,708,695	$1,648,137

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Revenues	$1,118,232	$705,028	$2,712,892	$1,656,751

Cost of goods sold	912,076	369,673	1,651,949	780,434

Gross profit	206,156	335,355	1,060,943	876,317

Expenses:
Selling, general and administrative	1,000,144	611,322	3,482,154	1,357,511
Total expenses	1,000,144	611,322	3,482,154	1,357,511

Net loss before other income (expense)	(793,988)	(275,967)	(2,421,211)	(481,194)

Other income (expense):
Decrease in fair value of warrants	93,948	—	447,976	—
Interest expense		—		(2,712)
Total other income (expense)	93,948	—	447,976	(2,712)

Net loss	$(700,040)	$(275,967)	$(1,973,235)	$(483,906)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	43,520,923	40,000,000	42,455,871	19,222,934

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Cash flows from operating activities:
Net loss	$(1,973,235)	$(483,906)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation and amortization	50,097	8,671
Stock based compensation on options granted	161,807	66,870

Change in fair value of derivative liability	(447,976)	—
Common stock issued for services	39,800	—
Decrease in allowance for doubtful accounts	(16,946)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	52,116	(346,659)

Decrease (increase) in prepaid expenses	22,985	(6,750)
(Increase) in security deposits	(1,290)	(12,600)

Increase in Deferred lease	29,252	—
Increase in Deferred revenue	116,184
Increase in accounts payable,and accrued expenses	425,181	92,770

Net cash (used in )operating activities	(1,542,025)	(681,604)

Cash flows from investing activities:
Purchase of office equipment	(77,524)	(61,301)

Net cash (used in) investing activities	(77,524)	(61,301)

Cash flows from financing activities:

Proceeds from exercise of stock options	3,276	—
Repayment of shareholder loans	—	(40,534)

Proceeds from convertible bridge notes	—	300,000
Proceeds from issuance of common stock	1,485,000	2,200,000
Net cash provided by financing activities	1,488,276	2,459,466

Net (decrease) increase in cash	(131,273)	1,716,561

Cash at beginning of period	1,075,307	40,682

Cash at end of period	$944,034	$1,757,243

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during year for interest
Interest
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stack for payment of bridge notes	$—	$300,000
Value of shares issued for Acquisition	$221,272	$—
Acquisition of a software company-intangible asset- customer base	$(144,000)	$—
Prepaid consulting fees related to Acqusition	$(77,272)	$—
Derivative Liability	$53,612	$—

The accompanying notes are an integral part of these financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

Therefore, since significant work has been undertaken by the Company, the Company typically receives a non-refundable payment of up to fifty percent (50%) of the proposed project contract at the time that the contract is signed or soon thereafter. The revenue is recognized at this point in time. Another twenty five percent (25%) of the contract is typically billable per stated terms of the contract and revenue is recognized at that time, typically upon release of beta version of the App. Upon completion of the App to the client typically the remaining twenty five percent (25%) is billed to the client and recognized as revenue to the Company.

The Company also generates revenue from the sale of Apps through the Apple store and other App marketplaces. This revenue is recognized in the period the App is sold to the end user on an accrual basis.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.  Management has determined that the allowance for doubtful accounts at September 30, 2012 and December 31, 2011 is $91,054 and $108,000, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates its tax positions on an annual basis and has determined that as of September 30, 2012 no additional accrual for income taxes is necessary.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to September 30, 2012:

Conversion feature derivative liability
Balance January 1, 2012	$—
Recognition of derivative liability	501,588
Balance March 31, 2012	501,588
Change in fair value	(447,976)
Balance September 30, 2012	$53,612

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations for the three and nine month periods ended September 30, 2012 due to the fact that the Company reported a net loss and to do so would be anti-dilutive for that period presented.

The following is a reconciliation of the computation for basic and diluted EPS:

(Loss) Per Share of Common Stock

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Net loss	$(700,040)	$(275,967)	$(1,973,235)	$(483,906)
Weighted-average common shares
Outstanding (Basic)	43,520,923	40,000,000	42,455,871	19,222,934

Weighted-average common stock
Equivalents
Stock options	—	—	—	2,644,172

Weighted-average commons shares
Outstanding (Diluted)	43,520,923	40,000,000	42,455,871	21,867,106

NET (LOSS) PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2012.

Stock Based Compensation

The Company applies ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. The amount of compensation cost for share-based payments is measured based upon the fair value on the grant date of the equity instruments issued.  For stock options issued to non-employees, the Company applies the same standard.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of September 30, 2012 (unaudited) and December 31, 2011 were as follows:

PROPERTY AND EQUIPMENT

	Estimated Useful Lives (Years)	September 30, 2012	December 31, 2011
Computer Equipment	3-5	$119,339	$72,124
Furniture and fixtures	3-5	15,144	8,453
Leasehold Improvements	3-5	23,618	—
		158,101	80,577

Less: accumulated depreciation		(45,677)	(16,580)
Fixed assets, net		$112,424	$63,997

There was $29,097 and $8,671 charged to operations for depreciation expense for the six months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2012 (unaudited) and December 31, 2011 were as follows:

	Estimated Useful Life (Years)	September 30, 2012	December 31, 2011
Intangible asset - customer base	4	$144,000	$—

Less: accumulated amortization		(21,000)	—
Intangible asset - customer base, net of amortization		$123,000	$—

There was $21,000 and $0 charged to operations for amortization expense for the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 5 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2012 differs from the amount which would be expected as a result of applying the statutory tax rates to the income (losses) before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that MEDL was taxed as a S Corporation from January 1, 2011 to June 23, 2011, resulting in no tax benefit or deferred tax asset during this period.  Accordingly, all of the losses of MEDL flow through to the shareholders of the S Corporation and the Company has no deferred tax assets or loss carryforwards from this period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of September 30, 2012
Deferred tax assets:
Net Operating Loss	$(1,973,235)
tax rate	34%
Deferred Tax assets(liabilites) 2012	$615,886
Deferred Tax assets(liabilites) 2011	$367,420
Total Deferred tax assets	$983,306
Less Valuation allowance	$(983,306)
Net Deferred tax assets	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

As of September 30, 2012
Federal statutory tax rate	34%
Effective Tax Rate	34%
Valuation Allowance	-34%
Net Effective Tax Rate	0%

As of September 30, 2012, the Company has a net operating loss carry forward of $2,892,075 expiring through 2032. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code.

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

At September 30, 2012, aggregate future minimum payments under these leases, is as follows:

Total
2012	$177,361
2013	152,368
2014	155,994
2015	33,379
$519,102

Litigation

The Company is not presently involved in any litigation.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of September 30, 2012, the Company had no outstanding shares of preferred stock.

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

In connection with the closing of the share exchange, the Company sold 10,000,000 shares of common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).  Accrued interest of $2,712 in respect of the bridge notes was not paid at the closing and is included in accounts and accrued expenses payable at September 30, 2012 and December 31, 2011, respectively.

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

On June 28, 2012 the Company granted a 10 year option to purchase 500 shares of common stock to a consultant at an exercise price of $0.30 per share under our 2011 Equity Incentive Plan.

On July 6, 2012 options to purchase 7,500 shares of common stock were exercised for a total exercise price of price of $1,875. The options were issued under our 2011 Equity Incentive Plan.

On September 25, 2012 the Company issued under its 2011 Equity Incentive Plan 10,000 shares of common stock for advisory services at a price per share of $0.23 for total expense of $2,300.

As of September 30, 2012, the Company has 43,532,309 shares of common stock issued and outstanding.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of September 30, 2012, and no warrants were outstanding at December 31, 2011. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  The warrants issued in this financing arrangement did not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $53,612 at September 30, 2012. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

September 30, 2012

Expected volatility	84%

Expected term	2.5 Years

Risk-free interest rate	0.51%

Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of September 30, 2012, there were options to purchase 5,200,250 shares outstanding under the plan. Of this amount, there are vested options exercisable into 3,696,249 shares of common stock of which options exercisable for 2,319,249 shares of common stock have been issued to employees and options exercisable for 1,377,000 shares of common stock have been issued to non-employees. As of September 30, 2012, the Company had approximately 4,799,750 shares reserved for future grant under its Plan and there were 13,100 shares exercised during the nine months ended September 30, 2012.

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

Total share-based compensation expense included in the consolidated statements of operations for the nine months ended September 30, 2012 and September 30, 2011 was $161,807 and $28,710, respectively. For the nine months ended September 30, 2012, compensation expense included in selling, general and administration is $108,274. Compensation expense included in cost of goods sold is $53,533.

There was no capitalized share-based compensation cost as of September 30, 2012 and there were no recognized tax benefits during the nine months ended September 30, 2012 or June 30, 2011.

Share-Based Compensation and Options Issued to Consultants

Option activity for the nine months ended September 30, 2012 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2011	4,892,000	0.28	9.49	3,477,380
Granted	1,360,000	0.52	9.65	—
Exercised	(13,100)	0.25	8.73	1,515
Forfeited or cancelled	(1,038,650)	0.28 to 0.40	8.73	—
Expired
Options outstanding at September 30, 2012	5,200,250	0.31	8.89	—
Options expected to vest in the future at September 30, 2012	1,504,001	0.43	9.29	—
Options exercisable at September 30, 2012	3,696,249	0.26	8.73	—
Options vested, exercisable and options expected to vest at September 30, 2012	5,200,250	0.31	8.89	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the nine months ended September 30, 2012 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2011	1,980,416
Granted	1,015,000	0.52
Vested	(599,206)	0.17
Cancelled	(375,000)	0
Forfeited	(517,209)	0.38
Unvested balance at September 30, 2012	1,504,001	0.39

At September 30, 2012, there was $541,451 of unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.99 years.

NOTE 9 – SUBSEQUENT EVENTS

On November 2, 2012, the Company formed Hang With, Inc.. (“Hang With”) a Nevada corporation with 10,000,000 authorized shares of common stock with a par value of $0.001 per share. The purpose of Hang With is to create the first live mobile video broadcast service for celebrities and fans – monetized through subscriptions and advertising.

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

Revenue Recognition

Our main source of revenue is from the development of custom applications or “Apps” for customers. We use a hybrid method for recognizing revenue that includes elements from both ASC 985-605, Software Revenue Recognition and ASC 605-35, Construction-Type and Production-Type Contracts ..

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

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. We follow ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognition, classification and disclosure of these uncertain tax positions.

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

Fair Value of Financial Instruments

We adopted ASC 820, Fair Value Measurements and Disclosure , for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition   for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring   fair value and expands disclosure about such fair value measurements.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 (formerly SFAS 142, Goodwill and Other Intangible Assets ), we assess the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors we consider to be important which could trigger an impairment review include the following:

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	$ Change	% Change
Revenues	$1,118,232	$705,028	$413,204	59%

Cost of goods sold	912,076	369,673	542,403	147%

Gross profit	206,156	335,355	(129,199)	-39%

Expenses:
Selling, general and administrative	1,000,144	611,322	388,822	64%

Loss from Operations	(793,988)	(275,967)	(518,021)	188%

Other income (expense):
Decrease in fair value of warrants	93,948	-	93,948	100%

Net loss	$(700,040)	$(275,967)	$(424,073)	154%

Revenues

Revenues for the three months ended September 30, 2012 increased to $1,118,232 as compared to $705,028 for the three months ended September 30, 2011, an increase of $413,204 or 59%. The increase is primarily attributable to growth of our customer base through our direct sales efforts. The revenue increase was driven by the demand for the development of customized mobile applications for third parties to monetize their particular intellectual property, persona or brand. Specifically, there has been significant growth in the demand for mobile applications with a limited supply of qualified developers available to meet the demand. Based upon our success with past clients, we have become a preferred vendor in long-term relationships with some of our larger customers, yielding organic revenue growth. In addition, our services have expanded resulting in increased project fees. Historically, we have been tasked to develop mobile front-end applications.  However, more recently we have worked on more expansive projects including back-end development and website development, as well as marketing and monetization strategies.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter to quarter basis.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2012 increased to $912,076 as compared to $369,673 for the three months ended September 30, 2011, an increase of $542,403 or 147%. The increase is primarily due to the increase in employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers. This trend of hiring will be dependent on the growth of future revenue and the related commitments to complete development projects on a timely basis.

Gross Profit

Gross profit for the three months ended September 30, 2012 decreased to $206,156 as compared to $335,355 for the three months ended September 30, 2011, a decrease of $129,199 or 39%. The gross profit decreased due to increased cost of goods sold as discussed above.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 increased to $1,000,144 as compared to $611,322 for the three months ended September 30, 2011, an increase of $388,822 or 64%. The increase is primarily attributable to a $235,422 increase in support staff and sales and marketing staff, a $29,946 increase in rent expense due to moving into new corporate offices, a $40,479 increase in bad debt expense and a $47,723 increase in costs associated with being a public company, which include legal and accounting costs, stock option expense, and investor relations expense. In addition, there was $58,438 of increased expense for the expansion of the MEDL advertising and acquisition teams in which new employees were hired to develop an advertising business and to acquire new apps for the MEDL platform. These expenses are all recurring in nature.

Other Income/Expenses

Other income for the three months ended September 30, 2012 increased to $93,948 as compared to $0 for the three months ended September 30, 2011, an increase of $93,948 or 100%. The increase is attributable to the decrease in the fair value of warrants issued in a private placement in March 2012.

Net Loss

Net loss for the three months ended September 30, 2012 increased to $700,040 as compared to $275,967 for the three months ended September 30, 2011, an increase of $424,073 or 154%. The increase in net loss was a result of the increase in costs at a faster rate than the revenue growth of the company as discussed above.

Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 (unaudited)

The following table presents our results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	$ Change	% Change
Revenues	$2,712,892	$1,656,751	$1,056,141	64%

Cost of goods sold	1,651,949	780,434	871,515	112%

Gross profit	1,060,943	876,317	184,626	21%

Expenses:
Selling, general and administrative	3,482,154	1,357,511	2,124,643	157%

Loss from Operations	(2,421,211)	(481,194)	(1,940,017)	403%

Other income (expense):
Decrease in fair value of warrants	447,976	-	447,976	100%
Interest expense	-	(2,712)	2,712	-100%
Total Other Income (Expense)	447,976	(2,712)	450,688

Net loss	$(1,973,235)	$(483,906)	$(1,489,329)	308%

Revenues

Revenues for the nine months ended September 30, 2012 increased to $2,712,892 as compared to $1,656,751 for the nine months ended September 30, 2011, an increase of $1,056,141 or 64%. The increase is primarily attributable to growth of our customer base through our expanded sales efforts and referrals from existing customers. The revenue increase was driven by the demand for the development of customized mobile applications for third parties to monetize their particular intellectual property, persona or brand. Specifically, there has been significant growth in the demand for mobile applications with a limited supply of qualified developers available to meet the demand. Based upon our success with past clients, we have become a preferred vendor in long-term relationships with some of our larger customers, yielding organic revenue growth. In addition, our services have expanded resulting in increased project fees. Historically, we have been tasked to develop mobile front-end applications.  However, more recently we have worked on more expansive projects including back-end development and website development, as well as marketing and monetization strategies.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter to quarter basis.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2012 increased to $1,651,949 as compared to $780,434 for the nine months ended September 30, 2011, an increase of $871,515 or 112%. The increase is primarily due to the increase in employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers. This trend of hiring will be dependent on the growth of future revenue and the related commitments to complete development projects on a timely basis.

Gross Profit

Gross profit for the nine months ended September 30, 2012 increased to $1,060,943 as compared to $876,317 for the nine months ended September 30, 2011, an increase of $184,626 or 21%. The gross profit increased due to the additional business and related revenue generated which utilized both existing employees and new employees in producing the mobile applications finished product for our customers.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 increased to $3,482,154 as compared to $1,357,511 for the nine months ended September 30, 2011, an increase of $2,124,643 or 157%. The increase is primarily attributable to an increase of $981,646 in support staff, sales and marketing staff, increased rent expense of $82,582 for new corporate offices, as well as $227,004 in costs associated with being a public company which include legal and accounting costs, stock option expense, investor relations and public relations expense. In addition, there was $214,346 of increased expense for the expansion of the MEDL advertising and acquisition teams in which new employees were hired to develop an advertising business and to acquire new apps for the MEDL platform, an increase in bad debt expense of $114,720, and an increase in marketing expense of $153,231 as the company increased its marketing efforts including attending more trade shows. These expenses are all recurring in nature.

Other Income/Expenses

Other income for the nine months ended September 30, 2012 increased to $447,976 as compared to $0 for the nine months ended September 30, 2011, an increase of 100%. The increase is attributable to the decrease in the fair value of warrants issued in a private placement in March 2012.  Other expenses for the nine months ended September 30, 2012 decreased to $0 as compared to $2,712 for the nine months ended September 30, 2011, a decrease of $2,712 or 100%. The decrease is attributable to no interest expense in 2012.

Net Loss

Net loss for the nine months ended September 30, 2012 increased to $1,973,235 as compared to $483,906 for the nine months ended September 30, 2011, an increase of $1,489,329 or 308%. The loss was a result of the increase in costs at a faster rate than the revenue growth of the company as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our business is still in the early stages, having commenced operations on March 4, 2009. At September 30, 2012 and December 31, 2011, we had cash of $944,034 and $1,075,307, respectively and working capital of $627,830 and $1,281,354, respectively.

Net cash used in operating activities for the nine months ended September 30, 2012 was $1,542,025 compared to net cash used in operating activities of $681,604 for the nine months ended September 30, 2011.  The increase in net cash used in operating activities was primarily attributable to the $1,973,235 net loss for the period versus a net loss of only $483,906 for the nine months ended September 30, 2011.   Net cash used in investing activities for the nine months ended September 30, 2012 was $77,524 as compared to net cash used in investing activities of $61,301 for the nine months ended September 30, 2011. The increase in net cash used in investing activities was attributable to fixed asset purchases.  Net cash provided by financing activities for the nine months ended September 30, 2012 was $1,488,276 as compared to net cash provided by financing activities of $2,459,466 for the nine months ended September 30, 2011. Net cash provided by financing activities was primarily the result of $1,485,000 of net proceeds from a private placement described below that closed on March 28, 2012.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2012. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended September 30, 2012. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 6, 2012 options to purchase 7,500 shares of common stock were exercised for a total exercise price of price of $1,875. The options were issued under our 2011 Equity Incentive Plan.

On September 25, 2012 the Company issued 10,000 shares of common stock for advisory services under our 2011 Equity Incentive Plan.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

(a) Form 8-K Information

The following disclosure would have otherwise been filed on Form 8-K under the headings “Item 3.02 Unregistered Sales of Equity Securities” and “Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”:

On November 8, 2012, Paul Caceres resigned as our Chief Financial Officer effective immediately. There were no disagreements between Mr. Caceres and us or any of our officers or directors in connection with his resignation.

On November 14, 2012, we announced the appointment of Murray Williams, age 42, as our Chief Financial Officer, effective November 13, 2012. A copy of the press release is filed as Exhibit 99.1 to this report.

Mr. Williams is the founder, President and CEO of FA Corp (“FA”), an independent consulting firm providing accounting and finance services for various companies since August 2001. From March 2008 until September 2011 Mr. Williams served as the Chief Financial Officer, Treasurer and Secretary of GTX Corp, a public company engaged in the commercialization of miniaturized assisted GPS tracking and cellular location-transmitting technologies. From February 2007 until March 2008, Mr. Williams was an independent business and financial consultant to individuals and development stage companies.  From June 2005 to February 2007, Mr. Williams was the Chief Financial Officer of Interactive Television Networks, Inc., a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks. Mr. Williams was one of the founding members of Buy.Com, Inc., became an employee in February 1998, was the chief financial officer and worked with the company until August 2001.  During his three and a half year tenure, Buy.com sold over $1 billion in products and Mr. Williams created and developed the finance, legal, business development and H/R departments, raised $225 million in private funding, took the company public in February 2000 with a $2 billion valuation and managed Buy.Com’s expansion into Europe, Canada and Australia.  From January 1993 through January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP, and last served as a Manager in their assurance practice where he managed a team of over 20 professionals specializing in financial services.  Mr. Williams has helped take seven companies public since February 2000.  Mr. Williams is a CPA and received his license in 1995.  Mr. Williams received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison in 1992.

Mr. Williams has no family relationship with any of our executive officers or directors.  There are no arrangements or understandings between Mr. Williams and any other person pursuant to which he was appointed as Chief Financial Officer.  There have been no related party transactions in the past two years in which we or any of our subsidiaries was or is to be a party, in which Mr. Williams has, or will have, a direct or indirect material interest.

Pursuant to an offer letter entered into on October 24, 2012 with Mr. Williams, he shall be employed as our Chief Financial Officer for a base amount of $2,500 per month plus $100 per hour for each hour over 25 hours per month that Mr. Williams spends working for us. In addition, we have agreed to award Mr. Williams 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years commencing on the date of his appointment. The shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 since, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

We have also entered into a consulting agreement with FA for the provision of financial and bookkeeping related services by FA at the rate of $100 per hour. The consulting agreement commences on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
99.1	Press release dated November 14, 2012
101**	The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

*	In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

November 14, 2012	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

November 14, 2012	By:	/s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
99.1	Press release dated November 14, 2012
101	The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.