Form 10-K
period 2012-12-31
MEDL Mobile Holdings, Inc.
filed 2013-04-01
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-166343

MEDL Mobile Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	80-0194367
(State of incorporation)	(I.R.S. Employer Identification No.)

18475 Bandilier Circle, Fountain Valley, California, 92708	(310) 684-3490
(Address of principal executive offices)	(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:    None

Securities registered under Section 12(g) of the Act:    None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      . No  X .

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $6,361,000 as of June 30, 2012

As of March 28, 2013, there were 44,330,001 shares of the issuer's $0.001 par value common stock outstanding.

Documents incorporated by reference. None

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

On November 2, 2102, we formed Hang With, Inc. (“Hang With”) as a Nevada corporation with 75,000,000 authorized shares of common stock, par value $0.001.  It’s patent-pending “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013 and is available for download on the Apple App Store. This new App provides an important new channel of advertising revenue.  “Hang w/” allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement will end the broadcast.

Overview

We have built a system for developing and acquiring Mobile Apps. To date, we have a library of approximately 200 Apps for iPhone, iTouch, iPad and Android.  MEDL and MEDL Apps have been featured on CNBC, BBC, ABC, CBS, NBC, CNN, in the pages of Esquire, Fast Company, The New York Times, The LA Times, The Chicago Tribune, The Orange County Register, The Washington Post and The Guardian; and by top sites such as Mashable, Macworld and Gizmodo.  Multiple MEDL Apps have reached #1 in their category on the Apple App Store.

In the fourth quarter of 2012 we reorganized our corporate focus to better capitalize upon market opportunities. MEDL is now focused on three symbiotic areas of opportunity:

1. MEDL Custom Development

Mission: To develop the cutting edge standard for mobile applications across platform, operating system and classification - on behalf of industry leaders.

2. MEDL Marketing Technologies

Mission: To create scalable technology solutions which solve the challenges of discovery and monetization in the mobile ecosystem.

3. MEDL Ventures

Mission: To incubate and develop the next generation of great mobile apps, both in partnership and as wholly owned entities.

1. Custom Development

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

For the years ended December 31, 2012 and 2011, revenues from custom development accounted for approximately 85% and 93%, respectively, of our total revenues.

MEDL believes it is known for quality, strategic mobile development; securing development and consulting contracts with companies such as Hyundai, Disney, Taco Bell, Iconix Brand Group, Monster.com, Emirates Airlines, Teleflora, Medtronic, Kaiser Permanente and About.com.

At the present time, we prepare for our customers, packages for sale in the Apple App Store and the Google Android Marketplace. This package includes app store copy, sample screen shots and SEO tags to improve discovery of the Apps in the App stores. We are familiar with the App stores’ requirements and our average approval time is 5-10 days.  During this phase, we also work with customers to develop a custom launch plan, or to augment their existing plans. We use tools including social network marketing, viral videos, bloggers, banner marketing, public relations and integration into our clients’ existing advertising and marketing strategies to further this launch plan.  We also leverage what we believe to be our deep marketing and advertising experience to work effectively with advertising, media and PR agencies.

In addition, we provide maintenance, reporting and upgrades and also integrate third party vendors into an App to provide a complete suite of user analytics, which allows customers to track downloads, total number of App user sessions, time spent per session, features of the App accessed and advertising click-through.

2. Marketing Technologies

MEDL Marketing Technologies were created to drive user acquisition and create an ever-growing base of users who can be monetized via advertising and sponsorship.  Marketing Technologies aims to solve a vast inefficiency in the market. The low barrier to entry for app development encourages innovation on a massive scale, causing developers to create new apps faster than consumers can find them.

We believe that we have solved this problem by developing a patent-pending algorithmic MEDL Brain that learns user behavior and then makes recommendations based upon this user behavior (“MEDL Brain”).  This fully proprietary technology collects quantitative and qualitative user analytics and analyzes behavior in order to place users into “Mobile Lifestyle” categories.  As the Brain collects data and “gets smarter”, it can use these Mobile Lifestyles to make better and better recommendations.  Each user’s data is kept in a Detailed Anonymous Profile (“DAP”). As a user engages a mobile application, the DAP collects information such as:

•

Device Data: Operating System, Language Settings, Device Type

•

Quantitative Data: Location, Frequency, Timing and Duration of Usage

•

Qualitative Data: Direct input data, App Meta data, usage patterns, direct feedback

App usage crosses traditional demographic profiles. By categorizing users into “Mobile Lifestyles” we are able to better target recommendations for new apps, ads, content, etc.  MEDL has analyzed nearly 6 million of our users and ranked them on a variant scale according to approximately 250 different “Mobile Lifestyles” such as: Active, Adult, Age, Alternative, Artistic, Athletic, Beauty Conscious, Business Person, Gender, Housewife, Gamer, Education, Budget, Creative, Employment, Marital Status, Musician, Optimistic, Organized, Outdoorsman, Parent, Planner, Profession, Religious, Single, Sports Fan, Sportsman, etc.

Using this technology, we believe we will be able to 1) drive exponential downloads of apps in the MEDL Library, and 2) better monetize our user-base via targeted advertising messages.  We have an aggressive campaign to extend the reach of our MEDL Brain by acquiring underperforming apps and redeploying them with our technology embedded through our Alliance program.  For the years ended December 31, 2012 and 2011, advertising revenues from what has become Marketing Technologies accounted for approximately 9% and 0%, respectively, of our total revenues.

Push Recommendations

MEDL has developed a proprietary Push Notification Center that allows us to communicate directly with our users via push messaging. The Notification Center is able to send pushes to groups of users by App and will soon be able to target direct push notification to a specific user based upon their DAP, allowing MEDL to send targeted push notifications based on specific mobile lifestyles.

Growth of the network through the MEDL Alliance

With more than 1,000,000 apps, and more being created every day, we believe that the app stores have become seas of distressed intellectual property. Tens of thousands of great apps are languishing, unable to break through the clutter and make money.

We believe the MEDL Alliance solves the problem of increasing app proliferation while also driving rapid growth of the MEDL Library. MEDL’s developer outreach program is now ongoing with new apps being added to the library on an ongoing basis. More than 50 new Apps were added to our library in 2012.

Defined Search Criteria

MEDL has developed proprietary software that can identify existing Apple and Android Apps which meet specific acquisition criteria. Once target Apps have been identified, MEDL contacts them and in many cases can acquire these applications for a percentage of future revenues.

Low cost/No cost Acquisition

In the Alliance model, MEDL can often take ownership of all app-related IP and source code in exchange for a percentage of future revenues.

Easy Onboarding

MEDL has streamlined its on-boarding process in order to rapidly add new Apps into the MEDL library via the company’s proprietary custom-developed SDK.

Generating revenue through mobile advertising

Advertising Apps, products and services from within our applications represents a major opportunity for revenue moving forward.

A study by the Mobile Marketing Association finds that mobile ads should account for 7% of marketing budgets. However, mobile ads currently only represent 1% of the average company’s advertising spend. (Source: Marketing Evolution, 2012) We believe that as this disparity finds balance, MEDL is well poised to see significant growth.

Monetization beyond advertising

As the app economy continues to evolve, we are getting more sophisticated in our App monetization strategies. Our primary monetization strategies beyond advertising are Pay-to-Download and Freemium.

Pay-to-download

Users pay a one-time fee to download an application. MEDL Apps range in price from $.99 to $24.99 per copy.

Freemium

The newly dominant method of monetization, the strategy is to give away the app for free - and then charge for the purchases of digital goods, additional content, to unlock items, etc.

MEDL has a large and growing library of Apps that are monetized via Freemium content - either through the sale of Digital Goods, or through the purchase of coins in a virtual Micro Economy.

Digital Goods

Digital objects are purchased within an application. Some examples of MEDL Apps that sell Digital goods include:

My Wild Night with Ted

Cheech & Chong

Zane Lamprey

Walter Foster Learn to Draw

KIDS Learn to Draw with Walter Foster

Military Regulations

Marlee Signs

Know Skateboarding Pro Tips

Tyzen Hypnosis

Micro Economy

In this strategy a secondary economy is created within the game. The user must earn or purchase credits that can be used to unlock digital goods.

This model is employed MEDL’s mobile App called Journey to Real Madrid that was developed as a revenue share and as an officially licensed product of Real Madrid.

3. MEDL Ventures

We identify emerging mobile initiatives that we believe will yield a high rate of return on investment and we create of acquire Apps that address those initiatives. For the years ended December 31, 2012 and 2011, revenues from Apps sales accounted for approximately 5% of our total revenues in both years.  In the fourth quarter of 2012 we made a significant shift of company resources in order to properly capitalize upon MEDL Ventures. We believe that this shift will allow us to grow this area of our business, and our overall business, more rapidly.

We evaluate Apps according to six criteria:

1. Original: We are not interested in redoing what others have already done.

2. Functional: Does it perform a service people want? Does it perform that service well?

3. Social: Does it have the ability to plug into the social graph in a way that’s meaningful?

4. Simple: Can you pitch it in one sentence?

5. Marketability: Can we drive downloads using our existing marketing network.

6. Profitable: Can it be monetized?

Hang w/

The patent-pending “Hang w/” App allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. The “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013 and is available for download on the Apple App Store. This new App provides an important new channel of advertising revenue.  “Hang w/” allows live real-time video to be sent from one phone to many. Any user can be a broadcaster and/or a follower.  After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.

MEDL Incubator and Partnerships

We work with internal teams and outside partners to incubate new mobile Apps that are either wholly owned by us or joint-owned by us and outside partners. The costs of development of partner Apps is typically covered in part by our partner and our partner provides their unique IP, perspective or licensed materials. Revenue from Apps that are developed in partnership is typically shared 50/50 with our development partners.  MEDL has secured partnerships and revenue sharing deals with partners such as Real Madrid, DJ Pauly D, Quinton “Rampage” Jackson, Walter Foster Publishing, Encyclopedia Britannica, Cheech & Chong, Iowa State University and others.

Additionally, MEDL receives a steady flow of new App ideas that are submitted to MEDL via our proprietary App and web portal known as “The App Incubator.” To date, more than 100,000 original App concepts have been submitted to us via The App Incubator.    If the submission passes a series of tests it goes into development and eventually production.  All ideas submitted pursuant to The Incubator App or website become our property.  Submitters receive 25% of net revenues (proceeds received by us after App store commissions are taken out) generated by the App after all costs paid by us to develop and market the App have been reimbursed.  We evaluate Apps based on their originality, functionality, simplicity, revenue opportunity, marketability, and on the submitters’ motivation and subject matter expertise.

MEDL Key Performance Indicators:

A primary goal of MEDL Mobile is to accumulate a large user base that we can monetize through various revenue streams. We routinely monitor the following user metrics as a barometer of progress:

•

MEDL API Installs - Total Installations of the MEDL API (MEDL Brain/Analytics/Advertising Platform) increased to 5,052,179 for 2012 from 760,746 in 2011, an increase of 564%.

•

Daily Active Users - Daily Active Users (DAUs) of apps in MEDL’s library increased to an average of 45,194 in 2012 from an average of 5,588 in 2011, an increase of 708%.

•

Monthly Active Users - Monthly Active Users (MAUs) of apps in MEDL’s library increased to an average of 754,286 in 2012 from an average of 78,432 in 2011, an increase of 861%.

•

User Sessions - Total User Sessions of apps in MEDL’s library increased to 28,162,433 for 2012 from 3,700,110 for 2011, an increase of 661%.

Industry Background and Trends

Apps are designed to help a user perform specific tasks and are generally downloaded by users from an App store directly onto their smartphone or tablet. Apps have become increasingly popular which is evidenced by the following statistics published by the noted sources:

•

27% of companies worldwide planned to implement location-based marketing in 2013. (Source: Econsultancy, 2013)

•

Of the 70 percent of shoppers who used a mobile phone while in a retail store during the holidays, 62 percent accessed that store’s site or app and only 37 percent of respondents accessed a competitor’s site or app. (Source: ForeSee, 2013)

•

Retailers’ apps with store mode gather five times more engagement. (Source: Point Inside, 2013)

•

By the end of 2013, there will be more mobile devices on Earth than people. (Source: Cisco, 2013)

•

25% of international media and marketing executives see mobile as the most disruptive force in their industry. (Source: AdMedia Partners, 2013)

•

54% use or would like to use digital touchscreens in-store. (Source: Cisco, 2013)

•

48% use or would like to use a smartphone to shop while in-store or on the go. (Source: Cisco, 2013)

•

Within five years, half of today’s smartphone users will be using mobile wallets as their preferred payments method. (Source: Carlisle & Gallagher Consulting Group, 2012)

•

Time spent with mobile apps starting is to challenge television: consumers are spending 127 minutes per day in mobile apps–up 35 percent from 94 minutes a day in the same time last year–and spend 168 minutes watching television per day. (Source: Flurry, 2012)

•

Mobile searches related to restaurants have a conversion rate of 90% with 64% converting within the hour. (Source: xAd and Telemetrics, 2012)

•

4 out of 5 consumers use smartphones to shop. (Source: comScore, 2012)

•

Mobile messaging ad spend will reach $7.4 billion by 2017, driven by a surge in location-based services. (Source: Juniper Research, 2012)

•

68% of men are likely to make purchases thanks to mobile ads, whereas 58% of women are likely to make a purchase. Further, men are more likely than women to redeem mobile coupons (35% vs. 27%). (Source: Mobile Advertising Survey, 2012)

•

25% of consumers engage in online shopping only via mobile (Source: Prosper Mobile Insights, 2012)

•

Over the last 5 years ATT’s data traffic has increased 20,000% (source: AT&T Senior EVP John Donovan)

•

Worldwide people now use their tablets more than their televisions in the bedroom (source: http://www.cnn.com/2013/03/20/tech/mobile/mobile-video-bedroom/index.html)

•

Mobile phone apps are expected to generate $25 billion in worldwide sales in 2013 (Source: IDC / http://www.cnn.com/2013/03/05/business/global-apps-industry/?iref=obnetwork)

Competition

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

In the area of custom development, we believe that MEDL is one of the leaders in the market with competition from advertising, web development and specialty mobile companies. In the area of incubation, there are many mobile developers looking to partner with individuals, companies and organizations that hold unique intellectual property. In the area of advertising and sponsorship, there are many ad networks that work with mobile advertisers to create and distribute mobile advertising campaigns. MEDL works with many of these ad networks and our business plan allows us to optimize among existing ad networks to best monetize our library. In the area of the Alliance, MEDL faces competition from other app monetization companies who seek to help independent developers to better monetize their Apps.

Intellectual Property and Proprietary Rights

In most cases, we own all tools, code, subroutines and processes contained within all of our Apps developed for custom development clients. This allows us to improve time to market and lower costs while continuing to provide cutting edge development for our clients.

Similarly, we own all tools, code, subroutines and processes contained within all of our Apps that are developed in partnership and via incubation. We also acquire the rights to all tools, code, subroutines and processes contained within all of the Apps that we acquire via the Alliance program.

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

Government Regulation

Our activities are not currently subject to any particular regulations by governmental agencies other than those routinely imposed on corporate businesses. However, the advertisers that advertise with our Apps are subject to Federal Trade Commission and state rules on advertising and marketing on the Internet, including truth-in advertising rules, online advertising disclosures and the CAN-SPAM Act (Controlling the Assault of Non-Solicited Pornography and Marketing Act) of 2003.  To date, we have not been materially impacted by these rules because our platforms are designed to ensure that proper disclosures are made in connection with every publication.  We cannot predict the impact that future regulations may have on us nor can we predict the impact that future regulations may have on the advertisers that advertise within our Apps.

Employees

As of December 31, 2012, we had 33 full-time employees and 5 part-time employees.  None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

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

We may need additional funding in the near future to continue to fund our current level of operations.

We may have to obtain additional funding from the sale of our securities, from debt or from strategic transactions in order to fund our current level of operations. We have not identified the sources for additional financing that we may require, and we do not have commitments from third parties to provide this financing. Certain investors may be unwilling to invest in our securities since our securities are quoted on the OTC Bulletin Board and not traded on a national securities exchange, particularly if there is only limited trading in our common stock on the OTC Bulletin Board at the time we seek financing. There is no assurance that sufficient funding through a financing will be available to us at acceptable terms or at all. Historically, we have raised capital through the issuance of our equity securities. .  If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing members will be reduced, our members may experience additional dilution in net book value, and such equity securities may have rights, preferences, or privileges senior to those of our existing shareholders. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to business matters. Given the risks associated with our business, the risks associated with our common stock, the worldwide financial crisis that has severely affected the capital markets, and our status as a small public company, we may have a great deal of difficulty raising capital through traditional financing sources. Therefore, we cannot guarantee that we will be able to raise capital, or if we are able to raise capital, that such capital will be in the amounts needed. If adequate funds are not available on acceptable terms or at all, we may be unable to develop or enhance our services and products, take advantage of future opportunities, repay debt obligations as they become due, or respond to competitive pressures, any of which would have a material adverse effect on our business, prospects, financial condition, and results of operations.

We have had operating losses since formation and expect to continue to incur net losses for the near term.

As of December 31, 2012, we had an accumulated deficit of $4,641,016 and a working capital deficit of $120,663.   We have reported net losses of $2,833,430 and $1,752,558 for the years ended December 31, 2012 and 2011, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve consistent profitability.  In order to achieve profitable operations we need to significantly increase our revenues or significantly reduce our costs.   We cannot be certain that we will become consistently profitable. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Our mobile Apps and custom development services are based on new and unproved technologies and are subject to the risks of failure inherent in the development of new products and services.

Because our mobile App and custom development services are and will be based on new technologies, they are subject to risks of failure that are particular to new technologies, including the possibility that:

•

our new approaches will not result in any products or services that gain market acceptance;

•

our mobile Apps and the technology powering our custom development services may unfavorably interact with other types of commonly used applications and services, thus restricting the circumstances in which they may be used;

•

proprietary rights of third parties may preclude us from marketing a new product or service; or

•

third parties may market superior or more cost-effective products or services.

As a result, our activities may not result in a broad enough base of commercially viable products or services, which would harm our sales, revenue and financial condition.

If we are unable to maintain a good relationship with the markets where our Apps are distributed, our business will suffer.

Apple’s “App Store” and Google’s “Google Play” are the primary distribution, marketing, promotion and payment platforms for our mobile Apps. We generate substantially all of our revenue from the sale of mobile Apps through these platforms and any deterioration in our relationship with Apple or Google would harm our business and adversely affect the value of our stock.

We are subject to Apple’s and Google’s standard terms and conditions for application developers, which govern the promotion, distribution and operation of mobile Apps on their platforms.

Our business would be harmed if:

•

Apple or Google discontinues or limits access to its platform by us and other App developers;

•

Apple or Google modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or Apple or Google changes how the personal information of its users is made available to application developers on their respective platforms or shared by users;

•

Apple or Google establishes more favorable relationships with one or more of our competitors; or

•

Apple or Google develops its own competitive offerings.

We have benefited from Apple and Google’s strong brand recognition and large user base. If Apple or Google loses its market position or otherwise falls out of favor with mobile users, we would need to identify alternative channels for marketing, promoting and distributing our Apps, which would consume substantial resources and may not be effective. In addition, Apple and Google have broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us. Any such changes could significantly alter how our App users experience our Apps or interact within our Apps, which may harm our business.

The mobile application industry is subject to rapid technological change and, to compete, we must continually enhance our mobile Apps and custom development services.

We must continue to enhance and improve the performance, functionality and reliability of our mobile Apps and custom development services. The mobile application industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our mobile Apps or by the technology underlying our custom development services. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing mobile Apps and custom development services, develop new mobile Apps and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

The mobile application industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of mobile Apps and related products and services to be introduced. Our competitors that develop Apps vary in size and include publicly traded companies such as Electronic Arts Inc., Zynga and The Walt Disney Company and privately-held companies such as Rovio Entertainment Ltd., Crowd Star, Inc., Pocket Gems, Inc., Halfbrick Studios PTY Ltd. and Defiant Development PTY Ltd.   These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

Major network failures could have an adverse effect on our business.

Our technology infrastructure is critical to the performance of our Apps and customer satisfaction. Our Apps run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain the primary elements of this system, however, some elements of this system are operated by third parties which we do not control and would require significant time to replace. We expect this dependence on third parties to continue. Major equipment failures, natural disasters, including severe weather, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology security that affect third-party networks, communications switches, routers, microwave links, cell sites or other third-party equipment on which we rely, could cause major network failures and/or unusually high network traffic demands that could have a material adverse effect on our operations or our ability to provide service to our customers. These events could disrupt our operations, require significant resources to resolve, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Defects in our mobile Apps and the technology powering our custom development services may adversely affect our business.

Tools, code, subroutines and processes contained within our mobile Apps or the technology powering our custom development services may contain defects when introduced and also when updates and new versions are released. Our introduction of mobile Apps or custom development services with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

Our mobile Apps and the technology powering our custom development services are complex and may contain unknown defects that could result in numerous adverse consequences, resulting in costly litigation or diverting management's attention and resources.

Complex software products such as those associated with our mobile Apps and custom developed products often contain latent errors or defects, particularly when first introduced, or when new versions or enhancements are released. We have experienced and addressed errors and defects in the software associated with our mobile Apps or custom developed products, but do not believe these errors will have a material negative effect in the future on their functionality.  However, there can be no assurance that, despite testing, additional defects and errors will not be found in the current version, or in any new versions or enhancements of our mobile Apps or custom developed products, any of which could result in damage to our reputation, the loss of sales, a diversion of our product development resources, and/or a delay in market acceptance, and thereby materially adversely affecting our business, operating results and financial condition. Furthermore, there can be no assurance that our mobile Apps or custom developed products will meet all of the expectations and demands of our customers. The failure of our mobile Apps or custom developed products to perform to customer expectations could give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any product liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

Mobile communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices.  As our Apps operate on mobile communications devices, the actual or perceived risk of mobile communications devices could adversely affect us through a reduction in mobile communication devise users, thereby reducing potential users of our products and services.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the mobile application market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends upon our proprietary technology. We rely primarily on copyright, service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We have also filed an application to register a patent. However, we cannot provide any assurance that this application or any future application will ultimately result in an issued patent or, if issued, that it will provide sufficient protections for our technology against competitors. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of mobile applications, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to mobile applications covering issues including, but not limited to:

•

user privacy;

•

taxation;

•

right to access personal data;

•

copyrights;

•

distribution; and

•

characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to mobile applications is uncertain. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our Apps or custom development services, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the mobile industry, including user privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Failure to comply with federal and state privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could adversely affect our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business will suffer if we are unable to successfully integrate acquired companies into our business or otherwise manage the growth associated with multiple acquisitions.

We recently acquired Inedible Software LLC (“Inedible”), a developer of mobile apps and mobile app technologies whose principal asset was a customer list. While the acquisition of Inedible was structured as a purchase of an entity, we did not acquire any ongoing business operations and the purpose of the transaction was to acquire Inedible’s customer list as a conduit to Apple for future potential. We intend to continue to pursue acquisitions that are complementary to our existing business and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Since we expect the mobile App industry to consolidate in the future, we may face significant competition in executing this element of our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

Integration of a new company’s operations, assets and personnel into ours will require significant attention from our management. The diversion of our management’s attention away from our business and any difficulties encountered in the integration process could harm our ability to manage our business. Future acquisitions will also expose us to potential risks, including risks associated with any acquired liabilities, the integration of new operations, technologies and personnel, unforeseen or hidden liabilities and unanticipated, information security vulnerabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, our relationships with employees, players, and other suppliers as a result of integration of new businesses.

Fluctuations in operating results could adversely affect the market price of our common stock.

Because our revenues and costs may fluctuate significantly, investors should not rely on quarter-to-quarter comparisons of our results of operations or any pro forma financial information that may be released as an indication of future performance. It is possible that, in future periods, results of operations will differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline significantly.

Failure to manage growth effectively could adversely affect our business, results of operations and financial condition.

The success of our future operating activities will depend upon our ability to expand our support system to meet the demands of our growing businesses. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to successfully operate acquired businesses, become profitable in the future, or effectively manage any other change.

Risks Relating to our Organization and our Common Stock

We will be subject to Section 15(d) under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information required pursuant to Section 12.

We will be subject to the Section 15(d) reporting requirements according to the Securities Exchange Act of 1934 (the “Exchange Act”). As a filer subject to Section 15(d) of the Exchange Act:

•

we are not required to prepare proxy or information statements;

•

we will be subject to only limited portions of the tender offer rules;

•

our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company;

•

our officers, directors, and more than ten (10%) percent shareholders are not subject to the short-swing profit recovery provisions of the Exchange Act; and

•

more than five (5%) percent shareholders are not required to report information about their ownership positions in the securities.

If we have less than 300 shareholders at the end of our next fiscal year, our obligation to file Exchange Act reports under Section 15(d) may lapse.

We are required to file reports with the SEC in the fiscal year in which a Securities Act registration statement is declared effective. If our Section 15(d) filing obligation is suspended, and if a further registration statement has not been declared effective or if we do not register our shares under Section 12 of the Exchange Act, we may not be required to file annual reports on Form 10-K for the fiscal years subsequent to suspension, quarterly reports on Form 10-Q, and current reports on Form 8-K, although contractual provisions of our agreements may obligate us to continue making such filings. Our shareholders may have reduced visibility as to our business and our financial condition if we fail to file such reports, which may negatively impact our shareholders in their ability to monitor our business and activity.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of March 28, 2013 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 47.96% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Exercise of options and warrants will dilute your percentage of ownership.

As of December 31, 2012, we have options to purchase 5,497,000 shares of our common stock outstanding and may issue options to purchase up to an aggregate of 4,029,900 additional shares of common stock under our 2011 Equity Incentive Plan, as amended, and we have a warrant to purchase 1,000,000 shares of our common stock outstanding. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

We depend on our key personnel to manage our business effectively in a rapidly changing market.  If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

We believe our future success will depend upon our ability to retain our key management, including Andrew Maltin, our Chief Executive Officer and David Swartz, our President and Secretary.  We may not be successful in attracting, assimilating and retaining our employees in the future.

Our future success depends to a significant degree on the skills, efforts and continued services of our executive officers and other key engineering, manufacturing, operations, sales, marketing and support personnel.  Competition for these types of employees is intense due to the high demand for them, particularly in the Orange County, California, area, where our headquarters is located. We have in the past experienced difficulty in recruiting qualified personnel. Failure to attract, assimilate and retain personnel, particularly engineers and sales and marketing personnel, would have a material adverse effect on our business, prospects and potential growth.

As a result of the share exchange, MEDL became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing our ability grow.

As a result of the share exchange on June 24, 2011, MEDL became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders has caused our expenses to be higher than they would have been if MEDL had remained privately held and did not consummate the share exchange.

The Sarbanes-Oxley Act and the Dodd-Frank Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these new rules and regulations increased our compliance costs in 2012 and have made certain activities more time consuming and costly. We expect these costs to continue to rise in future years.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting.  The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If our auditors or we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

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

Our stock price may be volatile.

The stock market in general, and the stock prices of publicly traded technology-based and wireless communications companies in particular, have experienced volatility that often has been unrelated to the operating performance of those companies. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•

changes in our industry;

•

competitive pricing pressures;

•

our ability to obtain working capital financing;

•

additions or departures of key personnel;

•

sales of our common stock;

•

our ability to execute our business plan;

•

operating results that fall below expectations;

•

loss of any strategic relationship;

•

regulatory developments;

•

economic and other external factors;

•

period-to-period fluctuations in our financial results; and

•

limited "public float" in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock.

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

We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends in the foreseeable future.  If we do have available cash, we intend to use it to grow our business.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at that time. In addition, our ability to pay dividends on our common stock may be limited by Nevada corporate law. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

The elimination of liability against our directors or officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our charter documents contain specific provisions that eliminate the liability of our directors and officers for damages to our company and stockholders and permit indemnification of our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for such listing and remains listed on the OTC Bulletin Board, or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are quoted for trading on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

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

The SEC often heavily scrutinizes reverse-merger transactions of the type we completed with MEDL in June of 2011 and we may encounter difficulties or delays in obtaining future regulatory approvals, which would negatively impact our financial condition and the value and liquidity of your shares of common stock.

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into, or is acquired by a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or other national securities exchanges. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by FINRA or Nasdaq, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our common stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness for our company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third parties based upon publicly available information concerning us. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. Our investors may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market of our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who own registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets. Until such time as ample restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions, that will constitute the majority of the available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Only a small percentage of our outstanding common stock is available for trading, held by a small number of individuals or entities. Accordingly, the supply of common stock for sale may be limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices occupy approximately 10,534 square feet in Fountain Valley, California under two non-cancelable agreements through 2015.  The first agreement is a sub-lease for approximately 4,500 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The second is a lease agreement for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of the lease is from May 1, 2012 and ends on November 30, 2015. In addition, in September 2011 we entered into a lease for approximately 4,786 square feet of space located at 18350 Mt. Langley Street, Fountain Valley, CA that expired in February 2013.  We vacated the 4,786 square feet facility and moved those personnel into the 6,034 square foot property.  Future minimum rent payments for all leases are $160,084 in 2013, $153,676 in 2014 and $150,712 in 2015. We sub-lease the 4,500 square feet property from a company that Mr. Maltin, our Chief Executive Officer, and his wife are shareholders.  We believe that our facilities are leased at market rates.

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

Fiscal year 2011	High	Low
Second quarter (from June 28, 2011)	$0.25	$0.25
Third quarter	$1.65	$0.75
Fourth quarter	$0.94	$0.80

Fiscal year 2012	High	Low
First Quarter	$1.15	$0.80
Second Quarter	$1.07	$0.30
Third Quarter	$0.43	$0.17
Fourth Quarter	$0.30	$0.07

Fiscal year 2013	High	Low
First Quarter (through March 28, 2013)	$0.51	$0.10

On December 31, 2012, the last reported sales price was $0.15 and on March 28, 2013 the last reported sale price was $0.38. According to the records of our transfer agent, as of March 28, 2013, there were approximately 38 holders of record of our common stock.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock, falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000, or $300,000 together with their spouse).

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

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.  Any payments of cash dividends will be at the discretion of our board of directors, and will depend upon our results of operations, earnings, capital requirements, legal and contractual restrictions, and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	5,497,000	$.29	4,029,900
Equity compensation plans not approved by security holders

Total	5,497,000	$.29	4,029,900

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2012 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K:

On May 22, 2012 the Company entered into a consulting agreement for advisory services with the service provider and agreed to issue up to 200,000 restricted shares of common stock in two tranches of 100,000 shares each. The first tranche of 100,000 shares vested on November 30, 2012. The second tranche of 100,000 shares became issuable in December 2012 and vest on June 15, 2013. We issued the 200,000 shares of common stock on December 28, 2012. The issuance of these 200,000 shares was made under the Company’s 2011 Equity Incentive Plan.

On December 28, 2012, we issued 250,000 shares of common stock to our new CFO, Murray Williams, as an incentive for him to accept the position and remain with the Company for at least two years. The shares vest quarterly over eight (8) quarters with the first vesting of 31,250 occurring on Feb 2, 2013. The issuance of these 250,000 shares was made under the Company’s 2011 Equity Incentive Plan.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Re-Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in “Forward-Looking Information” and “Risk Factors.”

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

On November 2, 2102, we formed Hang With, Inc. to focus on creating a live social mobile video platform.  The App is called “Hang w/” and was approved for release by Apple on March 20, 2013.  This new App provides an important new channel of advertising revenue.  As of the date of this Report, “Hang w/” is available for download on the Apple App Store. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  “Hang w/” allows live real-time video to be sent from one phone to many. Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.

Overview

We have built a system for developing and taking ownership of Mobile Apps. To date, we have developed a library of approximately 200 Apps for iPhone, iTouch, iPad and Android.  MEDL and MEDL Apps have been featured on CNBC, BBC, ABC, CBS, NBC, CNN, in the pages of Esquire, Fast Company, The New York Times, The LA Times, The Chicago Tribune, The Orange County Register, The Washington Post and The Guardian; and by top sites such as Mashable, Macworld and Gizmodo.  Multiple MEDL Apps have reached #1 in their category on the Apple App Store.

In the fourth quarter of 2012 we reorganized our corporate focus to better capitalize upon market opportunities. MEDL is now focused on three symbiotic areas of opportunity:

1. MEDL Custom Development

Mission: To develop the cutting edge standard for mobile applications across platform, operating system and classification - on behalf of industry leaders.

2. MEDL Marketing Technologies

Mission: To create scalable technology solutions which solve the challenges of discovery and monetization in the mobile ecosystem.

3. MEDL Ventures

Mission: To incubate and develop the next generation of great mobile apps, both in partnership and as wholly owned entities.

1. Custom Development

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

For the years ended December 31, 2012 and 2011, revenues from custom development accounted for approximately 85% and 93%, respectively, of our total revenues.

MEDL believes it is known for quality, strategic mobile development; securing development and consulting contracts with companies such as Hyundai, Disney, Taco Bell, Iconix Brand Group, Monster.com, Emirates Airlines, Teleflora, Medtronic, Kaiser Permanente and About.com.

At the present time, we prepare for our customers, packages for sale in the Apple App Store and the Google Android Marketplace. This package includes app store copy, sample screen shots and SEO tags to improve discovery of the Apps in the App stores. We are familiar with the App stores’ requirements and our average approval time is 5-10 days.  During this phase, we also work with customers to develop a custom launch plan, or to augment their existing plans. We use tools including social network marketing, viral videos, bloggers, banner marketing, public relations and integration into our clients’ existing advertising and marketing strategies to further this launch plan.  We also leverage what we believe to be our deep marketing and advertising experience to work effectively with advertising, media and PR agencies.

In addition, we provide maintenance, reporting and upgrades and also integrate third party vendors into an App to provide a complete suite of user analytics, which allows customers to track downloads, total number of App user sessions, time spent per session, features of the App accessed and advertising click-through.

2. Marketing Technologies

MEDL Marketing Technologies were created to drive user acquisition and create an ever-growing base of users who can be monetized via advertising and sponsorship.  Marketing Technologies aims to solve a vast inefficiency in the market. The low barrier to entry for app development encourages innovation on a massive scale, causing developers to create new apps faster than consumers can find them.

We believe that we have solved this problem by developing a patent-pending algorithmic MEDL Brain that learns user behavior and then makes recommendations based upon this user behavior (“MEDL Brain”).  This fully proprietary technology collects quantitative and qualitative user analytics and analyzes behavior in order to place users into “Mobile Lifestyle” categories.  As the Brain collects data and “gets smarter”, it can use these Mobile Lifestyles to make better and better recommendations.  Each user’s data is kept in a Detailed Anonymous Profile (“DAP”). As a user engages a mobile application, the DAP collects information such as:

•

Device Data: Operating System, Language Settings, Device Type

•

Quantitative Data: Location, Frequency, Timing and Duration of Usage

•

Qualitative Data: Direct input data, App Meta data, usage patterns, direct feedback

App usage crosses traditional demographic profiles. By categorizing users into “Mobile Lifestyles” we are able to better target recommendations for new apps, ads, content, etc.  MEDL has analyzed nearly 6 million of our users and ranked them on a variant scale according to approximately 250 different “Mobile Lifestyles” such as: Active, Adult, Age, Alternative, Artistic, Athletic, Beauty Conscious, Business Person, Gender, Housewife, Gamer, Education, Budget, Creative, Employment, Marital Status, Musician, Optimistic, Organized, Outdoorsman, Parent, Planner, Profession, Religious, Single, Sports Fan, Sportsman, etc.

Using this technology, we believe we will be able to 1) drive exponential downloads of apps in the MEDL Library, and 2) better monetize our user-base via targeted advertising messages.  We have an aggressive campaign to extend the reach of our MEDL Brain by acquiring underperforming apps and redeploying them with our technology embedded through our Alliance program.  For the years ended December 31, 2012 and 2011, advertising revenues from what has become Marketing Technologies accounted for approximately 9% and 0%, respectively, of our total revenues.

Push Recommendations

MEDL has developed a proprietary Push Notification Center that allows us to communicate directly with our users via push messaging. The Notification Center is able to send pushes to groups of users by App and will soon be able to target direct push notification to a specific user based upon their DAP, allowing MEDL to send targeted push notifications based on specific mobile lifestyles.

Growth of the network through the MEDL Alliance

With more than 1,000,000 apps, and more being created every day, we believe that the app stores have become seas of distressed intellectual property. Tens of thousands of great apps are languishing, unable to break through the clutter and make money.

We believe the MEDL Alliance solves the problem of increasing app proliferation while also driving rapid growth of the MEDL Library through acquisition. MEDL’s developer outreach program is now ongoing with new apps being added to the library on an ongoing basis. More than 50 new Apps were added to our library in 2012.

Defined Search Criteria

MEDL has developed proprietary software that can identify existing Apple and Android Apps which meet specific acquisition criteria. Once target Apps have been identified, MEDL contacts them and in many cases can acquire these applications for a percentage of future revenues.

Low cost/No cost Acquisition

In the Alliance model, MEDL can often take ownership of all app-related IP and source code in exchange for a percentage of future revenues.

Easy Onboarding

MEDL has streamlined its on-boarding process in order to rapidly add new Apps into the MEDL library via the company’s proprietary custom-developed SDK.

Generating revenue through mobile advertising

Advertising Apps, products and services from within our applications represents a major opportunity for revenue moving forward.

A study by the Mobile Marketing Association finds that mobile ads should account for 7% of marketing budgets. However, mobile ads currently only represent 1% of the average company’s advertising spend. (Source: Marketing Evolution, 2012) We believe that as this disparity finds balance, MEDL is well poised to see significant growth.

Monetization beyond advertising

As the app economy continues to evolve, we are getting more sophisticated in our App monetization strategies. Our primary monetization strategies beyond advertising are Pay-to-Download and Freemium.

Pay-to-download

Users pay a one-time fee to download an application. MEDL Apps range in price from $.99 to $24.99 per copy.

Freemium

The newly dominant method of monetization, the strategy is to give away the app for free - and then charge for the purchases of digital goods, additional content, to unlock items, etc.

MEDL has a large and growing library of Apps that are monetized via Freemium content - either through the sale of Digital Goods, or through the purchase of coins in a virtual Micro Economy.

Digital Goods

Digital objects are purchased within an application. Some examples of MEDL Apps that sell Digital goods include:

My Wild Night with Ted

Cheech & Chong

Zane Lamprey

Walter Foster Learn to Draw

KIDS Learn to Draw with Walter Foster

Military Regulations

Marlee Signs

Know Skateboarding Pro Tips

Tyzen Hypnosis

Micro Economy

In this strategy a secondary economy is created within the game. The user must earn or purchase credits that can be used to unlock digital goods.

This model is employed MEDL’s mobile App called Journey to Real Madrid that was developed as a revenue share and as an officially licensed product of Real Madrid.

3. MEDL Ventures

We identify emerging mobile initiatives that we believe will yield a high rate of return on investment and we create of acquire Apps that address those initiatives.  For the years ended December 31, 2012 and 2011, revenues from Apps sales accounted for approximately 5% of our total revenues in both years.  In the fourth quarter of 2012 we made a significant shift of company resources in order to properly capitalize upon MEDL Ventures. We believe that this shift will allow us to grow this area of our business, and our overall business, more rapidly.

We evaluate Apps according to six criteria:

1. Original: We are not interested in redoing what others have already done.

2. Functional: Does it perform a service people want? Does it perform that service well?

3. Social: Does it have the ability to plug into the social graph in a way that’s meaningful?

4. Simple: Can you pitch it in one sentence?

5. Marketability: Can we drive downloads using our existing marketing network.

6. Profitable: Can it be monetized?

Hang w/

The patent-pending “Hang w/” App allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. The “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013 and is available for download on the Apple App Store. This new App provides an important new channel of advertising revenue.  “Hang w/” allows live real-time video to be sent from one phone to many. Any user can be a broadcaster and/or a follower.  After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.

MEDL Incubator and Partnerships

We work with internal teams and outside partners to incubate new mobile Apps that are either wholly owned by us or joint-owned by us and outside partners. The costs of development of partner Apps is typically covered in part by our partner and our partner provides their unique IP, perspective or licensed materials. Revenue from Apps that are developed in partnership is typically shared 50/50 with our development partners.  MEDL has secured partnerships and revenue sharing deals with partners such as Real Madrid, DJ Pauly D, Quinton “Rampage” Jackson, Walter Foster Publishing, Encyclopedia Britannica, Cheech & Chong, Iowa State University and others.

Additionally, MEDL receives a steady flow of new App ideas that are submitted to MEDL via our proprietary App and web portal known as “The App Incubator.” To date, more than 100,000 original App concepts have been submitted to us via The App Incubator.    If the submission passes a series of tests it goes into development and eventually production.  All ideas submitted pursuant to The Incubator App or website become our property.  Submitters receive 25% of net revenues (proceeds received by us after App store commissions are taken out) generated by the App after all costs paid by us to develop and market the App have been reimbursed.  We evaluate Apps based on their originality, functionality, simplicity, revenue opportunity, marketability, and on the submitters’ motivation and subject matter expertise.

MEDL Key Performance Indicators:

A primary goal of MEDL Mobile is to accumulate a large user base that we can monetize through various revenue streams. We routinely monitor the following user metrics as a barometer of progress:

•

MEDL API Installs - Total Installations of the MEDL API (MEDL Brain/Analytics/Advertising Platform) increased to 5,052,179 for 2012 from 760,746 in 2011, an increase of 564%.

•

Daily Active Users - Daily Active Users (DAUs) of apps in MEDL’s library increased to an average of 45,194 in 2012 from an average of 5,588 in 2011, an increase of 708%.

•

Monthly Active Users - Monthly Active Users (MAUs) of apps in MEDL’s library increased to an average of 754,286 in 2012 from an average of 78,432 in 2011, an increase of 861%.

•

User Sessions - Total User Sessions of apps in MEDL’s library increased to 28,162,433 for 2012 from 3,700,110 for 2011, an increase of 661%.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Change	% Change
Revenues	$3,391,182	$2,274,535	$1,116,647	49%

Cost of goods sold	2,287,764	1,161,038	1,126,726	97%

Gross profit	1,103,418	1,113,497	(10,079)	-1%

Expenses:
Selling, general and administrative	4,432,294	2,863,343	1,568,951	55%

Loss from Operations	(3,328,876)	(1,749,846)	1,579,030	90%

Other income (expense):
Decrease in fair value of warrants	495,446	-	495,446	100%
Interest expense	-	(2,712)	2,712	-100%
Total Other Income (Expense)	495,446	(2,712)	498,158

Net loss	$(2,833,430)	$(1,752,558)	$(1,080,872)	62%

Revenues

Revenues for the year ended December 31, 2012 increased to $3,391,182 as compared to $2,274,535 for the year ended December 31, 2011, an increase of $1,116,647 or 49%. The increase is primarily attributable to growth of our customer base through our expanded sales efforts and referrals from existing customers. The revenue increase was driven by the demand for the development of customized mobile applications for third parties to monetize their particular intellectual property, persona or brand. Specifically, there has been significant growth in the demand for mobile applications with a limited supply of qualified developers available to meet the demand. Based upon our success with past clients, we have become a preferred vendor in long-term relationships with some of our larger customers, yielding organic revenue growth. In addition, our services have expanded resulting in increased project fees. Historically, we have been tasked to develop mobile front-end applications.  However, more recently we have worked on more expansive projects including back-end development and website development, as well as marketing and monetization strategies.  The increase is also attributable to advertising revenues increasing by approximately $300,000 and Apps sales increasing approximately $56,000.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2012 increased to $2,287,764 as compared to $1,161,038 for the year ended December 31, 2011, an increase of $1,126,726 or 97%. The increase is primarily due to the increase in employees and outside contractors to fulfill customer orders for new mobile applications. The additional employees included developers, project managers, visual architects, and graphic designers. This trend of hiring will be dependent on the growth of future revenue and the related commitments to complete development projects on a timely basis.

Gross Profit

Gross profit for the year ended December 31, 2012 decreased to $1,103,418 as compared to $1,113,497 for the year ended December 31, 2011, a decrease of $10,079 or 1%. The gross profit decreased due to some of our custom development projects requiring more work than we anticipated when we submitted our bid for the work, requiring us to deploy more resources to produce the mobile applications finished product for our customers.

Selling, general and administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 increased to $4,432,294 as compared to $2,863,343 for the year ended December 31, 2011, an increase of $1,568,951 or 55%. The increase is primarily attributable to increased administrative, sales, marketing and other staff, and corresponding benefits, equal to approximately $1,121,000, an increase in payroll taxes of approximately $140,000, increased rent expense of approximately $93,000, approximately $94,000 of increased costs related to the Inedible acquisition and an increase of approximately $281,000 for legal, accounting, investor relations, public relations and other costs associated with being a public company. In addition, there was an increase in marketing expense of approximately $119,000, as the company increased its marketing efforts including attending more trade shows, and an increase in computer and internet expenses of approximately $48,000. There were increases in other selling, general and administrative expense categories but they were offset by reductions in a few of the expense categories.

Other Income/Expenses

Other income for the year ended December 31, 2012 increased to $495,446 as compared to $0 for the year ended December 31, 2011, an increase of 100%. The increase is attributable to the decrease in the fair value of warrants issued in a private placement in March 2012.  Other expenses for the year ended December 31, 2012 decreased to $0 as compared to $2,712 for the year ended December 31, 2011, a decrease of $2,712 or 100%. The decrease is attributable to the Company not having any loans outstanding in 2012 thus did not incur interest expense in 2012.

Net Loss

Net loss for the year ended December 31, 2012 increased to $2,833,430 as compared to $1,752,558 for the year ended December 31, 2011, an increase of $1,080,872 or 62%. The increased loss was a result of the increase in costs at a faster rate than the revenue growth of the company as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Our business is still in the early stages, having commenced operations on March 4, 2009. At December 31, 2012 and 2011, we had cash of $112,745 and $1,075,307, respectively.  At and December 31, 2012, we had a working capital deficit of $120,663.  December 31, 2011, we had working capital of $1,281,354.

Net cash used in operating activities for the year ended December 31, 2012 was $2,367,792 compared to net cash used in operating activities of $1,351,964 for the year ended December 31, 2011.  The $1,015,828 increase in net cash used in operating activities was primarily attributable to the $1,080,872 increase in net loss.  Net cash used in investing activities for the year ended December 31, 2012 was $83,045 as compared to $72,877 for the year ended December 31, 2011. The increase in net cash used in investing activities was due to increases in the amount of computer equipment purchased.  Net cash provided by financing activities for the year ended December 31, 2012 was $ as compared to net cash provided by financing activities of $2,459,466 for the year ended December 31, 2011. Net cash provided by financing activities was primarily the result of $1,485,000 of net proceeds from a private placement described below that closed on March 28, 2012. Net cash provided by financing activities in the year ended December 31, 2011 was the result of $2,500,000 of proceeds (including conversion of bridge notes) from a private placement that closed on June 24, 2011 partially offset by a repayment of $40,534 in shareholder loans.

To date we have financed our operations through internally generated revenue from operations, the sale of our equity, the issuance of notes and loans from a shareholder. In 2013 Hang With, Inc. has received an aggregate of $525,000 from five foreign investors that bought common stock at $0.50 per share in a private placement intended to be exempt under Rule 506 of Regulation D and Regulation S.

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

On January 17, 2013, the Company entered into a three-year, five hundred thousand dollar ($500,000) secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month. The outstanding balance as of March 28, 2013 is $193,000.  All borrowed funds from the Line are secured by all of our assets.

We do not have any material commitments for capital expenditures during the next twelve months. Although we believe our net revenues and proceeds from the above described Line of Credit are sufficient to fund our current operating expenses, we may seek to raise additional funds in the future particularly if we are unable to generate positive cash flow as a result of our operations or require additional capital to expand our operations. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Annual Report. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•

Revenue Recognition

•

Accounts Receivable

•

Income Taxes

•

Uncertainty in Income Taxes

•

Research and Development

•

Intangible Assets

•

Fair Value of Financial Instruments

•

Good will and other intangible assets

•

Stock-Based Compensation

Revenue Recognition

Our main source of revenue is from the development of custom applications or “Apps” for customers. We use a hybrid method for recognizing revenue that includes elements from both ASC 985-605, Software Revenue Recognition and ASC 605-35, Construction-Type and Production-Type Contracts.

We recognize revenues in accordance with ASC 985-605 when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Nonrecurring revenues related to perpetual license sales with multiple elements are recognized in accordance with the guidance on software revenue recognition.

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

Fifty percent (50%) of the work is completed upon completion of these five phases and at that point in time the customer typically signs our contract and makes a nonrefundable 50% payment. We record the 50% nonrefundable payment as revenue at that point in time. When the Beta version of the APP is complete, or at such other time as may be specifically agreed to in the contract, the customer is invoiced for an additional 25% of the total contract price and such payment is booked as revenue.  When the APP is completed and ready for app store release, the customer is invoiced for the final 25% of total contract price and such payment is booked as revenue.

We also generate revenue from in APP advertising and the sale of Apps through the Apple store and other App marketplaces.  Revenue from advertising is recognized in the period that the ad impressions are delivered, on an accrual basis.  Revenue from the sale of APPs is recognized in the period the App is sold to the end user, on an accrual basis.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to bad debt expense and a credit to trade accounts receivable.  Management has determined that the allowance for doubtful accounts at December 31, 2012 and 2011 is $2,100 and $108,000, respectively.

Accounts receivable are due within 30 to 90 days and collateral is not required.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2012 no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.

Intangible Assets

Intangible assets are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time.   Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Amortization is computed primarily on the straight-line method for financial statement purposes over the estimated useful life. Estimated useful lives will vary based on the nature of the intangible asset.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to December 31, 2012:

Conversion feature derivative liability
Balance January 1, 2012	$-
Recognition of derivative liability	501,588
Change in fair value	(495,446)
Balance December 31, 2012	$6,142

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended December 31, 2012.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MEDL Mobile Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MEDL Mobile Holdings, Inc. ("the Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss and net cash used in operations of $2,833,430 and $2,367,792, respectively, for the year ended December 31, 2012, an accumulated deficit of $4,641,016 at December 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 29, 2013

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$112,745	$1,075,307
Accounts receivable, net	411,747	479,176
Prepaid expenses	85,631	9,800
Total current assets	610,123	1,564,283

Fixed assets, net of depreciation:	106,530	63,997

Other assets:
Security deposits	21,147	19,857
Intangible asset-customer base, net of amortization	114,000	-
Total other assets:	135,147	19,857

Total assets:	$851,800	$1,648,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$674,494	$219,569
Accrued compensation expenses	56,292	63,360
Total current liabilities:	730,786	282,929

Long term liabilities:
Deferred lease	35,317	10,249
Derivative liability	6,142	-
Total long term liabilities:	41,459	10,249

Total liabilities:	772,245	293,178

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 43,982,309 and 40,025,000 issued and outstanding at December 31, 2012 and 2011, respectively	43,983	40,025
Additional paid-in capital	4,676,588	3,122,520
Accumulated deficit	(4,641,016)	(1,807,586)

Total stockholders' equity	79,555	1,354,959

Total liabilities and stockholders' equity	$851,800	$1,648,137

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2012	2011

Revenues	$3,391,182	$2,274,535

Cost of goods sold	2,287,764	1,161,038

Gross profit	1,103,418	1,113,497

Expenses:
Selling, general and administrative	4,432,294	2,863,343
Total expenses	4,432,294	2,863,343

Net loss before other income (expense)	(3,328,876)	(1,749,846)

Other income (expense):
Change in fair value of warrants	495,446	-
Interest expense	-	(2,712)
Total other income (expense)	495,446	(2,712)

Net loss	$(2,833,430)	$(1,752,558)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.07)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	42,720,557	24,460,510

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		$	$	$	$

Balance at December 31, 2010	7,401,500	7,402	95,098	(55,028)	47,472

Share exchange between MEDL Mobile Holdings, Inc. and MEDL Mobile, Inc.: shares canceled of MEDL Mobile, Inc.	(7,401,500)	(7,402)	(95,098)	-	(102,500)
Shares issued to shareholders of MEDL Mobile, Inc.	20,000,000	20,000	82,500	-	102,500
Share exchange between MEDL Mobil Holdings, Inc. and SplitCo	10,000,000	10,000	(10,000)	-	-
Proceeds from issuance of Common Stock	10,000,000	10,000	2,490,000	-	2,500,000
Stock-based compensation in connection with options granted	-	-	540,045	-	540,045
Common stock issued for services	25,000	25	19,975	-	20,000
Net loss	-	-	-	(1,752,558)	(1,752,558)

Balance at December 31, 2011	40,025,000	40,025	3,122,520	(1,807,586)	1,354,959

Proceeds from issuance of Common Stock	3,000,000	3,000	1,482,000	-	1,485,000
Shares issued for subsidiary acquisition	442,542	443	220,829	-	221,272
Common stock issued for services	501,667	502	129,298	-	129,800
Stock based compensation in connection with options granted	-	-	220,267	-	220,267
Derivative liability for value of warrants	-	-	(501,588)	-	(501,588)
Common stock issued for options exercised	13,100	13	3,262	-	3,275
Net loss	-	-	-	(2,833,430)	(2,833,430)

Balance at December 31, 2012	43,982,309	43,983	4,676,587	(4,641,016)	79,555

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,833,430)	$(1,752,558)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation and amortization	70,512	15,297
Stock based compensation on options granted	220,267	540,045
Change in fair value of derivative liability	(495,446)	-
Common stock issued for services	129,800	20,000
Change in allowance for doubtful accounts	(105,900)	(108,000)
Changes in operating assets and liabilities:
Accounts receivable	173,329	(330,553)
Prepaid expenses	1,441	(9,800)
Security deposits	(1,290)	(12,600)
Accounts payable and accrued expenses	447,857	275,956
Deferred lease	25,068	10,249
Net cash used in operating activities	(2,367,792)	(1,351,964)

Cash flows from investing activities:
Purchase of office equipment	(83,045)	(72,877)
Net cash used in investing activities	(83,045)	(72,877)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,275	-
Repayment of shareholder loans	-	(40,534)
Proceeds from convertible bridge notes	-	300,000
Proceeds from issuance of common stock	1,485,000	2,200,000
Net cash provided by financing activities	1,488,275	2,459,466

Net (decrease) increase in cash	(962,562)	1,034,625

Cash at beginning of period	1,075,307	40,682

Cash at end of period	$112,745	$1,075,307

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of common stock for payment of bridge notes	$-	$300,000
Value of shares issued for Acquisition	$221,272	$-
Acquisition of a software company-intangible asset- customer base	$(144,000)	$-
Prepaid consulting fees related to Acquisition	$(77,272)	$-
Derivative liability	$6,142	$-

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. As of December 31, 2012, Hang With was still in development and had not launched any products.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $2,833,430 for the year ended December 31, 2012, has incurred losses since inception resulting in an accumulated deficit of $4,641,016 as of December 31, 2012, and has had negative cash flows from operating activities since inception.   The Company anticipates further losses in the development of its business.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, or its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

We recognize revenues in accordance with ASC 985-605 when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. Nonrecurring revenues related to perpetual license sales with multiple elements are recognized in accordance with the guidance on software revenue recognition.

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

Fifty percent (50%) of the work is completed upon completion of these five phases and at that point in time the customer typically signs our contract and makes a nonrefundable 50% payment. We record the 50% nonrefundable payment as revenue at that point in time. When the Beta version of the APP is complete, or at such other time as may be specifically agreed to in the contract, the customer is invoiced for an additional 25% of the total contract price and such payment is booked as revenue.   When the APP is completed and ready for app store release, the customer is invoiced for the final 25% of total contract price and such payment is booked as revenue.

We also generate revenue from in APP advertising and the sale of Apps through the Apple store and other App marketplaces.  Revenue from advertising is recognized in the period that the ad impressions are delivered, on an accrual basis.  Revenue from the sale of APPs is recognized in the period the App is sold to the end user, on an accrual basis.

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to bad debt expense and a credit to trade accounts receivable.  Management has determined that the allowance for doubtful accounts at December 31, 2012 and 2011 is $2,100 and $108,000, respectively.

Accounts receivable are due within 30 to 90 days and collateral is not required.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2012 no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

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

Depreciation is computed primarily on the straight-line method for financial statement purposes over the following estimated useful lives:

Computer equipment	3-5 years

Furniture and fixtures	3-5 years

Intangible Assets

Intangible assets are stated at cost. Expenditures of costs incurred to renew or extend the term of a recognized intangible asset and materially extend the useful life are capitalized. When assets are sold or otherwise written off due to asset impairment, the cost and the related accumulated amortization are removed from the accounts and any realized gain or loss is recognized at that time.   Useful lives of intangible assets are periodically evaluated for reasonableness and the assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may no longer be recoverable.

Amortization is computed primarily on the straight-line method for financial statement purposes over the estimated useful life. Estimated useful lives will vary based on the nature of the intangible asset.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to December 31, 2012:

Conversion feature derivative liability
Balance January 1, 2012	$—
Recognition of derivative liability	501,588
Change in fair value	(495,446)
Balance December 31, 2012	$6,142

Earnings (Loss) Per Share of Common Stock

Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share in 2012 and 2011 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2012 and 2011 and to do so would be anti-dilutive for that period.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 (formerly SFAS 142, Goodwill and Other Intangible Assets), the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were comprised of website assets. Factors the Company considers to be important which could trigger an impairment review include the following:

•

Significant underperformance relative to expected historical or projected future operating results;

•

Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

•

Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended December 31, 2012.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Fixed assets as of December 31, 2012 and December 31, 2011 were as follows:

	Estimated Useful Lives (Years)	December 31, 2012	December 31, 2011
Computer Equipment	3-5	$124,860	$72,124
Furniture and fixtures	3-5	15,144	8,453
Leasehold Improvements	3-5	23,618	—
		163,622	80,577

Less: accumulated depreciation		(57,092)	(16,580)
Fixed assets, net		$106,530	$63,997

There was $40,512 and $15,297 charged to operations for depreciation expense for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2102 and 2011 were as follows:

	Estimated Useful Life (Years)	December 31, 2012	December 31, 2011
Intangible asset - customer base	4	$144,000	$—

Less: accumulated amortization		(30,000)	—
Intangible asset - customer base, net of amortization		$114,000	$—

There was $30,000 and $0 charged to operations for amortization expense for the years ended December 31, 2012 and 2011, respectively.

NOTE 5 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets and also due to the fact that MEDL was taxed as a S Corporation from January 1, 2011 to June 23, 2011, resulting in no tax benefit or deferred tax asset during this period.  Accordingly, all of the losses of MEDL flowed through to the shareholders of the S Corporation and the Company has no deferred tax assets or loss carry forwards from this period.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of December 31, 2012	As of December 31, 2011
Deferred tax assets:
Net operating loss before non-deductible items	$(2,607,163)	$(1,080,646)
Tax rate	34%	34%
Total deferred tax assets	886,435	367,420
Less: Valuation allowance	(886,435)	(367,420)

Net deferred tax assets	$-	$-

As of December 31, 2012, the Company has a net operating loss carry forward of $3,687,809 expiring through 2032. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $886,435 as of December 31, 2012.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease commenced January 1, 2011 and expires November 30, 2015. (See also Note 7)

We entered into a consulting agreement with FA Corp, a company owned and controlled by Mr. Williams, our Chief Financial Officer, for the provision of financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party.  For the year ending December 31, 2012, FA Corp performed $8,187 in services and such amount is reflected in accounts payable as of December 31, 2012.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to two non-cancelable lease agreements for office space through 2015 and a third non-cancelable lease agreement for office space through February 28, 2013.  The first is a sub-lease for approximately 4,500 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA, which began on May 1, 2012 and ends on November 30, 2015. The second is a lease agreement for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA, which began on May 1, 2012 and ends on November 30, 2015. The third lease agreement, which expired on February 28, 2013, began on September 1, 2011 and was for approximately 4,786 square feet of space located at 18350 Mt. Langley Street, Fountain Valley. We vacated the 4,786 square feet facility and moved those personnel into the 6,034 square foot property noted above.  At December 31, 2012, aggregate future minimum payments under these leases are as follows:

2013	$160,084
2014	153,676
2015	150,712
Total	$464,472

Litigation

The Company is not presently involved in any litigation.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001. As of December 31, 2012, the Company had no outstanding shares of preferred stock.

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

In connection with the closing of the share exchange, the Company sold 10,000,000 shares of common stock at a purchase price of $0.25 per share in a private placement to accredited investors, resulting in aggregate gross proceeds of $2,500,000 (including the exchange of bridge notes in the aggregate principal amount of $300,000) (the “Private Placement”).  Accrued interest of $2,712 in respect of the bridge notes was not paid at the closing and is included in accounts and accrued expenses payable at December 31, 2012 and 2011.

Two business days following the closing of the Share Exchange and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), the Company transferred all of its pre-Exchange assets and liabilities to its newly formed wholly-owned subsidiary, Resume in Minutes Holdings, Inc. (“SplitCo”). Thereafter, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital stock of SplitCo to certain of its former shareholders in exchange for the cancellation of 94,824,263 shares of its common stock that they owned (the “Split-Off”), with 10,000,000 shares of its common stock held by persons who acquired such shares prior to the Share Exchange remaining outstanding.  As of June 24, 2011, those 10,000,000 shares constituted the Company’s “public float” and were its only shares of registered common stock and accordingly were its only shares available for resale without further registration or under an applicable exemption from registration.

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

On March 28, 2012, the Company issued to an accredited investor 3,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock for net proceeds of $1,485,000 after paying $15,000 of the investor’s attorney fees. The warrant has a three year term and may be exercised at an exercise price of $0.90 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.  Management estimated the fair value of the warrants to be $501,588 on the inception date, as discussed below.

On May 22, 2012 the Company entered into a consulting agreement for advisory services and agreed to issue up to 200,000 restricted shares of common stock under its 2011 Equity Incentive Plan in two tranches of 100,000 shares each. The issuance of these shares is being made under the Company’s 2011 Equity Incentive Plan. The first tranche of 100,000 shares vests on November 30, 2012, and were valued at the market price on the date of the agreement. The expense for these shares was amortized over the six-month period beginning May 22, 2012, with a total expense of $30,000. The Company had the option to terminate the agreement after six months but opted not to.  The second tranche of 100,000 shares became issuable in December 2012 and vests over a six month period beginning November 22, 2012. Those 100,000 shares were valued at the market price on November 22, 2012.  The expense for these shares is being amortized over the six-month period beginning November 22, 2012, with a total expense of $15,000.  The 200,000 shares were issued on December 28, 2012.

On June 28, 2012 options to purchase 5,600 shares of common stock were exercised for a total exercise price of price of $1,400. The options were issued under our 2011 Equity Incentive Plan.

On July 6, 2012 options to purchase 7,500 shares of common stock were exercised for a total exercise price of price of $1,875. The options were issued under our 2011 Equity Incentive Plan.

On September 25, 2012 the Company issued under its 2011 Equity Incentive Plan 10,000 shares of common stock for advisory services at a price per share of $0.23 for total expense of $2,300.

On November 14, 2012, the Company agreed to issue under its 2011 Equity Incentive Plan 250,000 shares of common stock for accounting services to Murray Williams as the Company's new Chief Financial Officer at a price per share of $0.18 for a total amount of $45,000.  The shares vest quarterly over eight (8) quarters with the first traunch of 31,250 shares vesting on Feb 2, 2013. The 250,000 shares were issued on December 28, 2012.  The $45,000 amount was recorded as prepaid expense and is being amortized monthly over the 24-month vesting period.

As of December 31, 2012, the Company has 43,982,309 shares of common stock issued and outstanding.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of December 31, 2012, and no warrants were outstanding at December 31, 2011. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  The warrants issued in this financing arrangement did not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $6,142 at December 31, 2012. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

December 31, 2012

Expected volatility	84%

Expected term	2.25 Years

Risk-free interest rate	0.36%

Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of December 31, 2012, there were options to purchase 5,497,000 shares outstanding under the plan. Of this amount, there are vested options exercisable into 2,488,667 shares of common stock. As of December 31, 2012, the Company had 4,029,900 shares reserved for future grant under its Plan and there were 13,100 shares exercised during the year ended December 31, 2012.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over four years of service and expire ten years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2012 and 2011 is $220,267 and $540,045, respectively.  For the years ended December 31, 2012 and 2011, share-based compensation expense equal to $158,734 and $500,286, respectively, is included in selling, general and administration and share-based compensation expense equal to $61,533 and $39,759, respectively, is included in cost of good sold.

There was no capitalized share-based compensation cost as of December 31, 2012 and 2011, and there were no recognized tax benefits during the years ended December 31, 2012 and 2011.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2012 and 2011:

Assumptions:

	2012	2011

Dividend yield	0.00	0.00
Risk-free interest rate	.36%	1.53%
Expected volatility	84%	84%
Expected life (in years)	5.95	5.41

Share-Based Compensation and Options Issued to Consultants

Option activity for the twelve months ended December 31, 2012 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2011	4,892,000	0.28	9.49	3,477,380
Granted	1,656,750	0.35	9.62	—
Exercised	(13,100)	0.25	-	1,515
Forfeited or cancelled	(1,038,650)	0.31	-	—
Expired
Options outstanding at December 31, 2012	5,497,000	0.29	8.76	38,315
Options expected to vest in the future as of December 31, 2012	3,008,333	0.31	8.99	38,315
Options exercisable at December 31, 2012	2,488,667	0.27	8.48	—
Options vested, exercisable and options expected to vest at December 31, 2012	5,497,000	0.29	8.76	38,315

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the twelve months ended December 31, 2012 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2011	2,045,416	0.30
Granted	1,656,750	0.55
Vested	(988,667)	0.27
Cancelled	(375,000)	-
Forfeited	(517,209)	0.38
Unvested balance at December 31, 2012	3,008,333	0.31

At December 31, 2012 and 2011, there was $420,906 and $382,713, respectively, of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.18 years and 2.53, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On January 17, 2013, the Company entered into a three-year, five hundred thousand dollar ($500,000) secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month. The outstanding balance as of March 31, 2013 is $193,000.  All borrowed funds from the Line are secured by all of our assets.

Between January 10, 2013 and March 7, 2013, our Hang With, Inc. subsidiary received an aggregate of $525,000 from accredited investors in exchange for 1,050,000 shares of Hang With, Inc. common stock in its private placement intended to be exempt under Rule 506 of Regulation D and Regulation S. Hang With is a pioneer in the creation, development, marketing and monetization of mobile apps. It’s patent-pending “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013 and is available for download on the Apple App Store. This new app provides an important new channel of advertising revenue.  “Hang w/” allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.

On February 21, 2013, the Company issued 200,000 shares of common stock at $0.50 per share for $100,000 of certain outstanding legal fees.

On March 8, 2013, in connection with a strategic license agreement, the Company issued 147,692 shares of common stock, valued at $50,000, to the licensor and the licensor issued us 2,500,000 shares of its common stock, valued at $50,000.  The license gives us the right to sell a limited license for United States Patent Number 7,822,816 to business entities that license or purchase our APPs.  We will pay the licensor 12.5% of the gross amounts we receive by purchasers of that purchase the limited license to use the patent.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2012. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2012 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented.  During the fourth quarter of 2012 we hired internal financial and accounting management whom we believe will help mitigate the significant deficiencies discussed above. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Andrew Maltin	42	Chief Executive Officer and Director
David Swartz	43	President, Secretary and Director
Murray Williams	42	Chief Financial Officer

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

Murray Williams has served as our Chief Financial Officer since November 14, 2012. Mr. Williams is the founder, President and CEO of FA Corp (“FA”), an independent consulting firm providing accounting and finance services for various companies since August 2001. From March 2008 until September 2011 Mr. Williams served as the Chief Financial Officer, Treasurer and Secretary of GTX Corp, a public company engaged in the commercialization of miniaturized assisted GPS tracking and cellular location-transmitting technologies. From February 2007 until March 2008, Mr. Williams was an independent business and financial consultant to individuals and development stage companies.  From June 2005 to February 2007, Mr. Williams was the Chief Financial Officer of Interactive Television Networks, Inc., a public company and a leading provider of Internet Protocol Television hardware, programming software and interactive networks. Mr. Williams was one of the founding members of Buy.Com, Inc., became an employee in February 1998, was the chief financial officer and worked with the company until August 2001.  During his three and a half year tenure, Buy.com sold over $1 billion in products and Mr. Williams created and developed the finance, legal, business development and H/R departments, raised $225 million in private funding, took the company public in February 2000 with a $2 billion valuation and managed Buy.Com’s expansion into Europe, Canada and Australia.  From January 1993 through January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP, and last served as a Manager in their assurance practice where he managed a team of over 20 professionals specializing in financial services.  Mr. Williams has helped take seven companies public since February 2000.  Mr. Williams is a CPA and received his license in 1995.  Mr. Williams received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison in 1992.

Board Qualification

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

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

Board Independence

We currently have two directors serving on our Board of Directors, Mr. Maltin and Mr. Swartz.  We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, neither Mr. Maltin nor Mr. Swartz would be considered an independent director of the Company.

Board Committees

We established an audit committee of the board of directors on June 24, 2011 however there are no members currently serving on the audit committee. We expect to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee, in the future.  Given our size and the development of our business to date, we believe that the board through its meetings can presently perform all of the duties and responsibilities that might be contemplated by such committees.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Leadership Structure and Role in Risk Oversight

Due to the small size of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by Andrew Maltin, our current Chief Executive Officer, Dave Swartz, our current President and Secretary, Murray Williams, our current Chief Financial Officer, Paul Caceres, our former Chief Financial Officer and David Lieberman, our former Chief Financial Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Maltin Chief Executive Officer (1)
	2012	200,000	-	-	-	-	-	-	200,000
	2011	100,000	-	-	280,000	-	-	-	380,000
Dave Swartz President and Secretary (2)
	2012	200,000	-	-	-	-	-	-	200,000
	2011	100,000	-	-	280,000	-	-	-	380,000
Murray Williams Chief Financial Officer (3)
	2012	3,807	-	17,750	-	-	-	-	21,557
	2011	-	-	-	-	-	-	-	-

Paul Caceres Former Chief Financial Officer (4)
	2012	96,722	-	-	-	-	-	-	96,722
	2011	10,000	-	-	-	-	-	-	10,000
David Lieberman Former Chief Financial Officer (5)
	2012	-	-	-	-	-	-	-	-
	2011	25,800	-	-	50,000	-	-	-	75,800

(1)

Mr. Maltin is our Chief Executive Officer and is a director. On June 24, 2011, Mr. Maltin was granted, under our 2011 Equity Incentive Plan, an option to purchase 1,000,000 shares of common stock at an exercise price of $0.275 per share of which one quarter vested on March 4, 2010 with the balance vesting over the next three years in equal monthly installments subject to continued service at each vesting date.  Mr. Maltin cancelled 250,000 of his unvested options on June 27, 2012.

(2)

Mr. Swartz is our President, Secretary and is a director. On June 24, 2011, Mr. Swartz was granted, under our 2011 Equity Incentive Plan, an option to purchase 1,000,000 shares of common stock at an exercise price of $0.275 per share of which one quarter vested on March 4, 2010 with the balance vesting over the next three years in equal monthly installments subject to continued service at each vesting date.  Mr. Swartz cancelled 250,000 of his unvested options on June 27, 2012.

(3)

Mr. Williams was hired as our Chief Financial Officer effective November 14, 2012.  Mr. Williams was issued 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years with the first vesting on February 2, 2013.  The closing price of our common stock on December 28, 2012, the date the shares were granted and issued to Mr. Williams, was $0.071, resulting in a value of $17,750.

(4)	Mr. Caceres was hired as our Chief Financial Officer effective December 1, 2011 and resigned on November 8, 2012.

(5)

Mr. Lieberman resigned as our Chief Financial Officer, Treasurer and director on November 25, 2011, effective November 30, 2011. On June 24, 2011, Mr. Lieberman was granted, under our 2011 Equity Incentive Plan, an option to purchase 200,000 shares of common stock at an exercise price of $0.25 per share of half which vested upon grant and the other half of which vest on December 26, 2011 subject to continued service at vesting. These options have since expired without being exercised.

(6)

The fair value of each stock award was estimated on the grant date using the Black-Scholes option-pricing model. See Note 8 to the financial statements for a description of the assumptions used in estimating the fair value of stock options. Options are awarded by the Board of Directors based upon many factors.  In the case of Mr. Maltin and Mr. Swartz, factors include the role each played in the founding of the Company, below market compensation for executives in their capacities, uncompensated periods of service, length of service and the desire to retain their services.  Mr. Lieberman served the Company as a part time executive, and joined the Company only during 2011 and has not continued to be engaged by the Company during 2012, accordingly he received a lesser award of options than the founders.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Andrew Maltin	750,000 (1)	-	-	$0.275	6/24/2021	-	-	-	-
Dave Swartz	750,000 (1)	-	-	$0.275	6/24/2021	-	-	-	-
Murray Williams	-	-	-	-				250,000 (2)	$17,750

(1)

All options in the table above were granted on June 24, 2011 and vested one-quarter on March 4, 2010 with the balance vesting over two years in equal monthly installments, subject to continued service at each vesting date.

(2)

Mr. Williams was awarded 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years with the first vesting on February 2, 2013.

Equity Compensation Plan Information

On June 24, 2011, our board adopted the 2011 Equity Incentive Plan, which was subsequently amended on May 1, 2012. The 2011 Equity Incentive Plan reserves 10,000,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.  As of December 31, 2012, there were outstanding options issued to purchase 5,497,000 shares under the plan, of this amount there are vested options exercisable into 2,488,667 shares of common stock. As of December 31, 2012, the Company had approximately 4,029,900 shares reserved for future grant under its Plan and there were 13,100 shares exercised during the year ended December 31, 2012.

Employment Agreements

On June 24, 2011, we entered into an employment agreement with Mr. Maltin and Mr. Swartz to serve as our Chief Executive Officer and President, respectively. The term of each employment agreement is two years renewable for additional one-year periods in accordance with the terms of the employment agreement. Mr. Maltin and Mr. Swartz are each entitled to receive an annual base salary of $200,000, with such upward adjustments to the base salary as shall be determined by the board in its sole discretion.  Mr. Maltin and Mr. Swartz are also each entitled to receive an annual bonus amount that is tied to the attainment of certain financial targets as set forth in the employment agreement. The employment agreement provides for the claw-back of the annual bonus and all stock based compensation under certain conditions.  In the event that Mr. Maltin or Mr. Swartz terminate their respective employment agreements for good reason (which includes under certain circumstances a change of control), or we terminate the employment agreement without cause, they shall be entitled to receive severance equal to their base salary and annual bonus during the prior twelve months, as in effect as of the date of termination.

On November 16, 2011 we entered into a consulting agreement, pursuant to which, Mr. Caceres would receive $10,000 per month for his services. The consulting agreement allowed for termination by Mr. Caceres or us without cause upon four weeks’ prior written notice or at any time by Mr. Caceres or us for cause. On November 8, 2012, Mr. Caceres resigned as our Chief Financial Officer.

Pursuant to an offer letter entered into on October 24, 2012, Mr. Williams became our Chief Financial Officer on November 14, 2012 for a base amount of $2,500 per month plus $100 per hour for each hour over 25 hours per month that Mr. Williams spends working for us. In addition, we awarded Mr. Williams 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years with the first vesting on February 2, 2013. We also entered into a consulting agreement with FA Corp, a company owned and controlled by Mr. Williams, for the provision of financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party.

Director Compensation

We have not adopted compensation arrangements for members of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2013 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o MEDL Mobile Holdings, Inc., 18475 Bandilier Circle, Fountain Valley, California. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 28, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

Andrew Maltin (2)	10,662,866	23.7%
David Swartz (3)	10,712,865	23.8%
Murray Williams (4)	250,000	*
Alpha Capital Anstalt (5)	4,488,781	9.9%
All executive officers and directors as a group (3 persons)	21,575,731	48.0%

* Less than 1%

(1)	Based on 44,330,001 shares of common stock outstanding as of March 28, 2013.

(2)

Mr. Maltin is our Chief Executive Officer and is a director. Includes 50,000 shares of common stock held by Mr. Maltin's wife and 750,000 shares of common stock issuable upon exercise of stock options.

(3)	Mr. Swartz is our President, Secretary and is a director. Includes 50,000 shares of common stock held by Mr. Swartz's wife and 750,000 shares of common stock issuable upon exercise of stock options.

(4)

Mr. Williams is our Chief Financial Officer. Represents 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years with the first vesting on February 2, 2013.

(5)

Konrad Ackerman (“Mr. Ackerman”) is the director of Alpha Capital Anstalt (“Alpha”) and in such capacity may be deemed to have voting control and investment discretion over the securities held for the account of Alpha. As a result of the foregoing, Mr. Ackerman may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of any shares of our common stock deemed to be beneficially owned by Alpha. The address of Alpha is Pradafant 7, 9490 Furstentums, Vaduz, Lichetenstein. Includes 1,000,000 shares of our common stock issuable upon exercise of warrants at $0.90 per share.  We are prohibited from effecting an exercise of the warrants to the extent that, as a result of the exercise, the holder of such shares beneficially owns more than 9.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise, except that the holder may waive such restriction upon sixty-one days prior notice to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions.

Our principal executive offices occupy approximately 4,500 square feet in Fountain Valley, California under a sublease that we entered into in January 2011 that expires in November 2015. We sublease this property from a company that Mr. Maltin, our Chief Executive Officer, and his wife are shareholders.  We believe that our facilities are leased at market rates.  The sublease was entered into in January 2011 and shall expire in November 2015.  Future rent payments are anticipated to be $82,080 in 2013, $85,860 in 2014 and $87,660 in 2015.

During the fiscal year ended December 31, 2010, Mr. Maltin and Mr. Swartz each loaned MEDL $20,267 for an aggregate amount of $40,534.  The principal on the loans did not incur any interest and MEDL repaid the loan amounts in full in several payments during the first quarter of 2011.

We entered into a consulting agreement with FA Corp, a company owned and controlled by Mr. Williams, our Chief Financial Officer, for the provision of financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party.  For the year ending December 31, 2012, FA Corp performed $8,187 in services and such amount is reflected in accounts payable as of December 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $57,000 and $17,500, respectively.

Audit-Related Fees

We did not incur any fees from our independent registered public accounting firm for audit-related services during the years ended December 31, 2012 and 2011.

Tax Fees

We did not incur any fees from our independent registered public accounting firm for tax compliance or tax consulting services during the years ended December 31, 2012 and 2011.

All Other Fees

We did not incur any fees from our independent registered public accounting firm for services rendered to us, other than the services covered in "Audit Fees" for the years ended December 31, 2012 and 2011.

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
101

The following materials from MEDL Mobile Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.(3)

*           Filed herewith

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

MEDL Mobile Holdings, Inc.
a Nevada corporation

April 1, 2013	By:	/s/ Andrew Maltin
Andrew Maltin
Chief Executive Officer
(Principal Executive Officer)

April 1, 2013	By:	/s/ Murray Williams
Murray Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Maltin	April 1, 2013
Andrew Maltin
Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Dave Swartz	April 1, 2013
Dave Swartz
President, Secretary and Director

By:	/s/ Murray Williams	April 1, 2013
Murray Williams
Chief Financial Officer (Principal Financial and Accounting Officer)