Form 10-Q
period 2013-03-31
MEDL Mobile Holdings, Inc.
filed 2013-05-14
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer .	Accelerated filer .

Non-accelerated filer .	Smaller reporting company X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        .  NO   X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,330,001 shares of common stock as of May 14, 2013.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contains forward-looking statements that provide our current expectations or forecasts of future events.  Forward-looking statements in this Report include, without limitation:

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$328,670	$112,745
Accounts receivable, net	173,004	411,747
Prepaid expenses	49,704	85,631
Total current assets	551,378	610,123

Fixed assets, net of depreciation	96,125	106,530

Other assets:
Security deposits	14,847	21,147
Investment in marketable securities	50,000	-
Intangible asset-customer base, net of amortization	105,000	114,000
Total other assets:	169,847	135,147

Total assets	$817,350	$851,800

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$411,496	$674,494
Accrued compensation expenses	142,772	56,292
Total current liabilities:	554,268	730,786

Long term liabilities:
Deferred lease	31,500	35,317
Derivative liability	57,479	6,142
Line of credit payable	193,000	-
Total long term liabilities	281,979	41,459

Total liabilities	836,247	772,245

Stockholders' (deficit) equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 44,330,001 and 43,982,309 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	44,330	43,983
Additional paid-in capital	5,417,027	4,676,588
Accumulated deficit	(5,450,107)	(4,641,016)

Total MEDL Mobile Holdings, Inc. stockholders' equity	11,250	79,555

Non-controlling interest in subsidiary	(30,147)	-

Total Stockholders' (deficit) equity	(18,897)	79,555

Total liabilities and stockholders' (deficit) equity	$817,350	$851,800

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months ended March 31,
	2013	2012
Revenues	$473,081	$1,149,998

Cost of goods sold	227,552	374,331

Gross profit	245,529	775,667

Expenses:
Selling, general and administrative	1,030,792	1,181,391
Total expenses	1,030,792	1,181,391

Net loss before other income (expense)	(785,263)	(405,724)

Other income (expense):
Change in fair value of warrants	(51,337)	-
Interest expense	(2,638)	-
Total other income (expense)	(53,975)	-

Net loss	(839,238)	(405,724)

Net loss attributable to non-controlling interest	30,147	-

Net loss attributable to MEDL Mobile Holdings, Inc.	$(809,091)	$(405,724)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	44,088,941	40,325,592

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(809,091)	$(405,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,782	7,684
Stock based compensation on options granted	65,786	44,837
Change in fair value of derivative liability	51,337	-
Common stock issued for services	-	37,500
Change in allowance for doubtful accounts	-	40,936
Non-controlling interest	(30,147)	-
Changes in operating assets and liabilities:
Accounts receivable	238,743	(4,815)
Prepaid expenses	35,927	(2,210)
Security deposits	6,300	(6,672)
Accounts payable and accrued expenses	(76,518)	139,452
Deferred lease	(3,817)	3,034
Net cash used in operating activities	(500,698)	(145,978)

Cash flows from investing activities:
Purchase of office equipment	(1,377)	(19,276)
Net cash used in investing activities	(1,377)	(19,276)

Cash flows from financing activities:
Proceeds from line of credit payable	193,000	-
Proceeds from issuance of common stock	-	1,485,000
Proceeds from issuance of subsidiary common stock	525,000	-
Net cash provided by financing activities	718,000	1,485,000

Net increase in cash	215,925	1,319,746

Cash at beginning of period	112,745	1,075,307

Cash at end of period	$328,670	$2,395,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$-	$-
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of common stock for payment of legal fees	$100,000	$-
Issuance of common stock for Investment in marketable securities	$50,000	$-
Value of shares issued for Acquisition	$-	$221,272
Acquisition of a software company-intangible asset- customer base	$-	$(144,000)
Prepaid consulting fees related to Acquisition	$-	$(77,272)
Derivative Liability	$-	$501,588

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. As of March 31, 2013, Hang With was still in development and had not launched any products.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $809,091 for the quarterly period ended March 31, 2013, has incurred losses since inception resulting in an accumulated deficit of $5,450,107 as of March 31, 2013, and has had negative cash flows from operating activities since inception.   The Company anticipates further losses in the development of its business.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

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

Marketable Securities

Marketable securities are investments in publicly traded equity securities and are generally restricted for sale under Federal securities laws.  Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

Marketable securities are carried at fair value, with changes in unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities will be reflected in the net income (loss) for the period in which the security was liquidated.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to March 31, 2013:

Conversion feature derivative liability
Balance December 31, 2012	$6,142
Change in fair value	51,337
Balance March 31, 2013	$57,479

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended March 31, 2013.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015 (see Note 5 for further details).

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

On March 8, 2013, in connection with a strategic license agreement, the Company issued 147,692 shares of common stock, valued at $50,000, to the licensor and the licensor issued us 2,500,000 shares of its common stock, valued at $50,000.  The license gives us the right to sell a limited license for United States Patent Number 7,822,816 to business entities that license or purchase our APPs.  We will pay the licensor 12.5% of the gross amounts we receive by purchasers that purchase the limited license to use the patent.

These securities are publicly traded equity securities and are currently restricted for sale under Federal securities laws.  Since these securities are restricted, the Company is unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

Marketable securities are carried at fair value, with changes in unrealized gains or losses recognized as an element of comprehensive income based on changes in the fair value of the security.  No change in fair value was recorded during the three months ended March 31, 2013.  Once liquidated, realized gains or losses on the sale of marketable securities will be reflected in the net income (loss) for the period in which the security was liquidated.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease

The Company was party to three non-cancelable lease agreements for office space through 2015. The first agreement is for approximately 4,500 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015.  The second lease was for approximately 4,786 square feet and is located at 18350 Mt. Langley Street, Fountain Valley, CA.  The term of this lease was September 1, 2011 through February 28, 2013.  The third agreement is for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of the sub-lease is from May 1, 2012 and ends at November 30, 2015.

At March 31, 2013, aggregate future minimum payments under these leases, is as follows:

2013	$149,152
2014	154,489
2015	111,601
Total	$415,242

NOTE 6 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month. The outstanding balance as of March 31, 2013 is $193,000.  All borrowed funds from the Line are secured by all of our assets.  Interest expense for the three months ended March 31, 2013 is $2,541.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of March 31, 2013, the Company had no outstanding shares of preferred stock.

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

On June 28, 2012 the Company granted a 10-year option to purchase 500 shares of common stock to a consultant at an exercise price of $0.30 per share under our 2011 Equity Incentive Plan.

On July 6, 2012 options to purchase 7,500 shares of common stock were exercised for a total exercise price of price of $1,875.  The options were issued under our 2011 Equity Incentive Plan.

On September 25, 2012 the Company issued under its 2011 Equity Incentive Plan 10,000 shares of common stock for advisory services at a price per share of $0.23 for total expense of $2,300.

On November 14, 2012, the Company agreed to issue under its 2011 Equity Incentive Plan 250,000 shares of common stock for accounting services to Murray Williams as the Company's new Chief Financial Officer at a price per share of $0.18 for a total amount of $45,000.  The shares vest quarterly over eight (8) quarters with the first tranche of 31,250 shares vesting on Feb 2, 2013. The 250,000 shares were issued on December 28, 2012.  The $45,000 amount was recorded as prepaid expense and is being amortized monthly over the 24-month vesting period.

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

Hang With, Inc. Subsidiary Common Stock

The authorized common stock of Hang With, Inc. consists of 75,000,000 shares of common stock with a par value of $0.001.

Between January 10, 2013 and March 7, 2013, our Hang With, Inc. (“Hang With”) subsidiary received an aggregate of $525,000 from accredited investors in exchange for 1,050,000 shares of Hang With common stock in its private placement intended to be exempt under Rule 506 of Regulation D and Regulation S.  As of March 31, 2013, non-controlling shareholders own 11.66% of Hang With.  In accordance with GAAP, Hang With is consolidated in the Company’s financial statements and the portion of net loss attributable the 11.66% non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of March 31, 2013. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  The warrants issued in this financing arrangement did not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $57,479 at March 31, 2013. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

March 31, 2013
Expected volatility	108%
Expected term	2.00 Years
Risk-free interest rate	0.37%
Expected dividend yield	0%

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of March 31, 2013, there were options to purchase 5,397,000 shares outstanding under the plan. As of March 31, 2013, the Company had approximately 4,129,900 shares reserved for future grant under its Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 was $65,786 and $44,836, respectively. For the three months ended March 31, 2013, compensation expense included in selling, general and administration is $56,681. Compensation expense included in cost of goods sold is $9,105.

Option activity for the three months ended March 31, 2013 was as follows:

Assumptions:

2013
Dividend yield	0.00
Risk-free interest rate	.69%
Expected volatility	108%
Expected life (in years)	10.00

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2012	5,497,000	0.29	8.76	$ 38,315
Granted	150,000	0.18	9.80	-
Exercised	-	-	-	-
Forfeited or cancelled	(250,000)	0.70	-	-
Options outstanding at March 31, 2013	5,397,000	0.27	8.52	$605,975
Options expected to vest in the future as of March 31, 2013	2,592,583	0.27	8.74	$371,988
Options exercisable at March 31, 2013	2,804,417	0.27	8.32	$334,817
Options vested, exercisable and options expected to vest at March 31, 2013	5,397,000	0.27	8.52	$706,805

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the three months ended March 31, 2013 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2012	3,008,333	0.30
Granted	150,000	0.16
Vested	(315,750)	0.17
Cancelled	(250,000)	0.70
Forfeited	-	-
Unvested balance at March 31, 2013	2,592,583	0.22

 At March 31, 2013, there was $520,541 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.99 years.

NOTE 8– SUBSEQUENT EVENTS

Between April 26, 2013 and May 2, 2013, our Hang With, Inc. subsidiary received an aggregate of $120,000 from accredited investors in exchange for 240,000 shares of Hang With, Inc. common stock in its private placement intended to be exempt under Rule 506 of Regulation D and Regulation S. Hang With is a pioneer in the creation, development, marketing and monetization of mobile apps.  It’s patent-pending “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013 and is available for download on the Apple App Store. This new app provides an important new channel of advertising revenue.  “Hang w/” allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.  As of May 14, 2013, the Company owns 86.51% of Hang With, Inc.

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

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

1. Custom Development

Our custom development arm develops Apps for customers that vary in size from small start-ups to large multinational corporations, in a diverse range of industries including retailing, fast food, air travel, medical devices, higher education and fashion.  We are typically paid a fixed price for development of the App.  Our customers cover the development costs and own the final work product while we retain ownership of the elements of the computer code.

MEDL believes it is known for high quality strategic mobile development, securing development and consulting contracts with companies such as: Hyundai, Disney, Taco Bell, Iconix Brand Group, Monster.com, Emirates Airlines, Teleflora, Medtronic, Kaiser Permanente and About.com.

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

Defined Search Criteria

MEDL has developed proprietary software that can identify existing Apple and Android Apps that meet specific acquisition criteria. Once target Apps have been identified, MEDL contacts them and in many cases can acquire these applications for a percentage of future revenues.

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

3. MEDL Ventures

We identify emerging mobile initiatives that we believe will yield a high rate of return on investment and we create or acquire Apps that address those initiatives.  In the fourth quarter of 2012 we made a significant shift of company resources in order to properly capitalize upon MEDL Ventures. We believe that this shift will allow us to grow this area of our business, and our overall business, more rapidly.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies described in the section entitled “Critical Accounting Policies” under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

	Three Months ended March 31,
	2013	2012	$ Change	% Change
Revenues	$473,081	$1,149,998	$(676,917)	-59%
Cost of goods sold	227,552	374,331	(146,779)	-39%
Gross profit	245,529	775,667	(530,138)	-68%
Expenses:
Selling, general and administrative	1,030,792	1,181,391	(150,599)	-13%
Loss from Operations	(785,263)	(405,724)	379,539	94%
Other income (expense):
Change in fair value of warrants	(51,337)	-	51,337	100%
Interest expense	(2,638)	-	2,638	100%
Net loss	(839,238)	(405,724)	433,514	107%
Less: Net loss attributable to non-controlling interest	30,147	-	30,147	100%
Net loss attributable to MEDL Mobile Holdings, Inc.	(809,091)	(405,724)	403,367	99%

Revenues

Revenues for the three months ended March 31, 2013 decreased to $473,081 as compared to $1,149,998 for the three months ended March 31, 2012, a decrease of $676,917 or 59%. The decrease is primarily attributable to a reduction in the development of customized mobile applications for third parties during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due our change in focus to develop and launch the “Hang w/” App in March 2013.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2013 decreased to $227,552 as compared to $374,331 for the three months ended March 31, 2012, a decrease of $146,779 or 39%. The decrease is primarily due to the reduction in employees and outside contractors because of the reduction in the development of customized mobile applications for third parties as we focus on the continued development of the “Hang w/”.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 decreased to $1,030,792 as compared to $1,181,391 for the three months ended March 31, 2012, a decrease of $150,599 or 13%.  The decrease is primarily attributable to our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App resulting in a $204,081 decrease in payroll and contract labor costs, a $107,355 decrease in marketing expense, and a $56,817 decrease in general and administrative expenses.   In addition, bad debt decreased by $38,908 and better management of professional fees resulted in a $25,593 decrease in legal, accounting and other professional fees.  These reductions were offset by a $258,532 increase in expenses for our Hang With, Inc. subsidiary and a $23,623 increase in insurance expense.

Other Income/Expenses

Other expense for the three months ended March 31, 2013 increased to $53,975 as compared to $0 for the three months ended March 31, 2012, an increase of $53,975 or 100%. The increase is primarily attributable to the increase in the fair value of warrants issued in a private placement in March 2012.

Net Loss

Net loss for the three months ended March 31, 2013 increased to $839,238 as compared to $405,724 for the three months ended March 31, 2012, an increase of $433,514 or 107%. The increase in net loss was the result of our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App as noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

At March 31, 2013 and December 31, 2012, we had cash of $328,670 and $112,745, respectively and negative working capital of $2,890 and $120,663, respectively.

Net cash used in operating activities for the three months ended March 31, 2013 was $500,698 compared to net cash used in operating activities of $145,978 for the three months ended March 31, 2012.  The increase in net cash used in operating activities was primarily attributable to the $433,514 increase in net loss.   Net cash used in investing activities for the three months ended March 31, 2013 was $1,377 as compared to net cash used in investing activities of $19,276 for the three months ended March 31, 2012. The decrease in net cash used in investing activities was attributable to a reduction in fixed asset purchases.  Net cash provided by financing activities for the three months ended March 31, 2013 was $718,000 as compared to net cash provided by financing activities of $1,485,000 for the three months ended March 31, 2012. Net cash provided by financing activities for the period ended March 31, 2013 was primarily the result of $525,000 a private placement performed by a subsidiary, Hang With, Inc., as described below and $193,000 borrowed from the $500,000 secured revolving line of credit agreement described below.  Net cash provided by financing activities for the period ended March 31, 2012 was primarily the result of $1,485,000 of net proceeds from a private placement described below that closed on March 28, 2012.

To date we have financed our operations through internally generated revenue from operations, the sale off equity, proceeds from a line of credit, the issuance of notes and loans from a shareholder.

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

Between January 10, 2013 and March 7, 2013, our Hang With, Inc. (“Hang With”) subsidiary received an aggregate of $525,000 from accredited investors in exchange for 1,050,000 shares of Hang With common stock in its private placement intended to be exempt under Rule 506 of Regulation D and Regulation S.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report dated December 31, 2012. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

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

Marketable Securities

Marketable securities are investments in publicly traded equity securities and are generally restricted for sale under Federal securities laws.  Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

Marketable securities are carried at fair value, with changes in unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security.  Once liquidated, realized gains or losses on the sale of marketable securities will be reflected in the net income (loss) for the period in which the security was liquidated.

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

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to March 31, 2013:

Conversion feature derivative liability
Balance December 31, 2012	$6,142
Change in fair value	51,337
Balance March 31, 2013	$57,479

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended March 31, 2013.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2013. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2013. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On March 8, 2013, in connection with a strategic license agreement, the Company issued 147,692 shares of common stock, valued at $50,000.

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
101**

The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

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

MEDL Mobile Holdings, Inc.

May 14, 2013	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)
May 14, 2013	By: /s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)