Form 10-Q
period 2013-06-30
MEDL Mobile Holdings, Inc.
filed 2013-08-13
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 333-166743

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,405,001 shares of common stock as of August 9, 2013.

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

Table of Contents

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$12,690	$112,745
Accounts receivable, net	164,234	411,747
Prepaid expenses	53,533	85,631
Total current assets	230,457	610,123

Fixed assets, net of depreciation	84,343	106,530

Other assets:
Security deposits	14,847	21,147
Investment in marketable securities	50,000	-
Intangible asset-customer base, net of amortization	96,000	114,000
Total other assets:	160,847	135,147

Total assets	$475,647	$851,800

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$458,535	$674,494
Accrued compensation expenses	99,738	56,292
Total current liabilities:	558,273	730,786

Long term liabilities:
Deferred lease	30,216	35,317
Derivative liability	-	6,142
Line of credit payable	500,000	-
Total long term liabilities	530,216	41,459

Total liabilities	1,088,489	772,245

Stockholders' (deficit) equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 44,405,001 and 43,982,309 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	44,405	43,983
Additional paid-in capital	5,733,191	4,676,588
Accumulated deficit	(6,290,607)	(4,641,016)

Total MEDL Mobile Holdings, Inc. stockholders' equity	(513,011)	79,555

Non-controlling interest in subsidiary	(99,831)	-

Total Stockholders' (deficit) equity	(612,842)	79,555

Total liabilities and stockholders' (deficit) equity	$475,647	$851,800

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Revenues	$409,955	$444,662	$883,035	$1,594,660

Cost of goods sold	345,128	365,542	577,682	739,873

Gross profit	64,827	79,120	305,353	854,787

Expenses:
Selling, general and administrative	1,015,746	1,300,619	2,046,920	2,482,010
Total expenses	1,015,746	1,300,619	2,046,920	2,482,010

Net loss before other income (expense)	(950,919)	(1,221,499)	(1,741,567)	(1,627,223)

Other income (expense):
Change in fair value of warrants	57,479	354,028	6,142	354,028
Interest expense	(11,358)	-	(13,995)	-
Total other income (expense)	46,121	354,028	(7,853)	354,028

Net loss	(904,798)	(867,471)	(1,749,420)	(1,273,195)

Net loss attributable to non-controlling interest	69,684	-	99,831	-

Net loss attributable to MEDL Mobile Holdings, Inc.	$(835,114)	$(867,471)	$(1,649,589)	$(1,273,195)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	44,350,001	43,575,328	44,221,403	41,950,460

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,649,589)	$(1,273,195)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	41,564	29,890
Stock based compensation on options granted	149,525	106,197
Change in fair value of derivative liability	(6,142)	(354,028)
Common stock issued for services	-	37,500
Change in allowance for doubtful accounts	-	(57,425)
Non-controlling interest	(99,831)	-
Changes in operating assets and liabilities:
Accounts receivable	247,513	381,476
Prepaid expenses	32,098	(14,260)
Security deposits	6,300	(1,631)
Other Assets	-	(5,336)
Accounts payable and accrued expenses	(35,015)	77,223
Deferred lease	(5,101)	18,796
Net cash used in operating activities	(1,318,678)	(1,054,793)

Cash flows from investing activities:
Purchase of office equipment	(1,377)	(66,529)
Net cash used in investing activities	(1,377)	(66,529)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	1,400
Proceeds from line of credit payable	500,000	-
Proceeds from issuance of common stock	-	1,485,000
Proceeds from issuance of subsidiary common stock	720,000	-
Net cash provided by financing activities	1,220,000	1,486,400

Net (decrease) increase in cash	(100,055)	365,078

Cash at beginning of period	112,745	1,075,307

Cash at end of period	$12,690	$1,440,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$13,995	$-
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued expenses	$137,500	$-
Issuance of common stock for Investment in marketable securities	$50,000	$-
Value of shares issued for Acquisition	$-	$221,272
Acquisition of a software company-intangible asset- customer base	$-	$(144,000)
Prepaid consulting fees related to Acquisition	$-	$(77,272)
Derivative Liability	$-	$147,560

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The share exchange was accounted for as a reverse-merger and recapitalization. MEDL is the acquirer for financial reporting purposes and MEDL Mobile Holdings, Inc. is the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the share exchange are those of MEDL and are recorded at the historical cost basis of MEDL, and the consolidated financial statements after completion of the share exchange include the assets and liabilities of the Registrant and MEDL, historical operations of MEDL and operations of Registrant from the closing date of the share exchange.

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.  As of June 30, 2013, we own 86.13% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $1,749,420 for the six month period ended June 30, 2013, has incurred losses since inception resulting in an accumulated deficit of $6,290,607 as of June 30, 2013, and has had negative cash flows from operating activities since inception.   The Company anticipates further losses in the development of its business.

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

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to June 30, 2013:

Conversion feature derivative liability
Balance December 31, 2012	$6,142
Change in fair value	(6,142)
Balance June 30, 2013	$-0-

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended June 30, 2013.

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

Recent Accounting Pronouncements

In April 2013, the FASB ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting”. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on January 1, 2014. The Company does not expect the adoption of ASU 2013-07 to have a material impact on its financial position, results of operations nor cash flows.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS

In 2011 the Company entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015 (see Note 5 for further details).

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

On March 8, 2013, in connection with a strategic license agreement, the Company issued 147,692 shares of common stock, valued at $50,000, to the licensor and the licensor issued to the Company 2,500,000 shares of licensor’s common stock, valued at $50,000.  The license gives us the right to sell a limited license for United States Patent Number 7,822,816 to business entities that license or purchase our APPs. Under the license, the Company is required to pay the licensor 12.5% of the gross amounts received by purchasers whom acquire the limited license to use the patent.

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

Marketable securities are carried at fair value, with changes in unrealized gains or losses recognized as an element of comprehensive income based on changes in the fair value of the security.  No change in fair value was recorded during the three months ended June 30, 2013.  Once liquidated, realized gains or losses on the sale of marketable securities will be reflected in the net income (loss) for the period in which the security was liquidated.

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

At June 30, 2013, aggregate future minimum payments under these leases is as follows:

2013	$74,224
2014	153,676
2015	150,712
Total	$378,612

NOTE 6 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month. The outstanding balance as of June 30, 2013 is $500,000.  All borrowed funds from the Line are secured by a lien on all of the Company’s assets.  Interest expense for the three and six months ended June 30, 2013 is $11,358 and $13,995, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of June 30, 2013, the Company had no outstanding shares of preferred stock.

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

On March 8, 2013, in connection with a strategic license agreement that granted the Company the right to sell a limited license for United States Patent Number 7,822,816, the Company issued 147,692 shares of common stock, valued at $50,000, to the licensor and the licensor issued to the Company 2,500,000 shares of he licensor’s common stock, valued at $50,000.

On June 6, 2013, the Company issued 75,000 shares of common stock at $0.50 per share for $24,000 of certain outstanding marketing fees and $13,500 for a 4-month marketing services agreement from June to September 2013.  The $13,500 expense for these shares is being amortized over the four-month period beginning June 6, 2013.

Hang With, Inc. Subsidiary Common Stock

The authorized common stock of Hang With, Inc. consists of 75,000,000 shares of common stock with a par value of $0.001.

Between January 10, 2013 and June 28, 2013, our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $720,000 from for the sale of 1,410,000 shares of Hang With common stock to accredited investors.  The sale of the Hang With shares was effected as a private placement intended to be exempt under Rule 506 of Regulation D and Regulation S.  As of June 30, 2013, non-controlling shareholders own 13.87% of Hang With.  In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the 13.87% non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of June 30, 2013. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  The warrants issued in this financing arrangement did not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This resulted in a derivative liability value of zero on the balance at June 30, 2013. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

June 30, 2013
Expected volatility	50.5%
Expected term	1.75 Years
Risk-free interest rate	0.66%
Expected dividend yield	0%

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of June 30, 2013, there were options to purchase 5,367,007 shares outstanding under the Plan and approximately 4,159,893 shares remained for future grant under the Plan.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over four years of service thereafter and expire ten years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total share-based compensation expense included in the consolidated statements of operations for the six months ended June 30, 2013 and 2012 was $149,525 and $106,197, respectively. For the six months ended June 30, 2013, compensation expense included in selling, general and administration is $122,268. Compensation expense included in cost of goods sold is $27,257.

Option activity for the three months ended June 30, 2013 was as follows:

Assumptions:

2013
Dividend yield	0.00
Risk-free interest rate	.69%
Expected volatility	50.5%
Expected life (in years)	10.00

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at March 31, 2013	5,397,000	0.27	8.52	$605,975
Granted	580,700	0.31	9.91	$17,500
Exercised	-	-	-	-
Forfeited or cancelled	(610,693)	0.27	-	-
Options outstanding at June 30, 2013	5,367,007	0.27	8.34	$331,485
Options expected to vest in the future as of June 30, 2013	2,256,250	0.26	8.70	$179,796
Options exercisable at June 30, 2013	3,110,757	0.27	8.07	$150,662
Options vested, exercisable and options expected to vest at June 30, 2013	5,367,007	0.27	8.34	$330,458

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the three months ended June 30, 2013 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at March 31, 2013	2,592,583	0.22
Granted	580,700	0.18
Vested	(344,799)	0.24
Cancelled	(572,234)	0.27
Forfeited	-	-
Unvested balance at June 30, 2013	2,256,250	0.19

 At June 30, 2013, there was $456,840 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.59 years.

NOTE 8– SUBSEQUENT EVENTS

Between July 5, 2013 and July 12, 2013, our Hang With, Inc. subsidiary raised an aggregate of $1,923,501 from the sale of 1,282,334 shares of Hang With, Inc. common stock to accredited investors in a private placement intended to be exempt under Rule 506 of Regulation D and Regulation S. As of August 9, 2013, the Company owns 77.42% of the issued and outstanding capital stock of Hang With, Inc.

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

In this section, unless the context indicates otherwise, all references herein to “MEDL,”  “the Company,” “we,” “our” or “us” refer collectively to MEDL Mobile Holdings, Inc. and its wholly owned subsidiaries.

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

At the present time, we prepare for our customers, packages for sale in the Apple App Store and the Google Android Marketplace. This package includes app store copy, sample screen shots and SEO tags to improve discovery of the Apps in the App stores. We are familiar with the App stores’ requirements and our average approval time is 5-10 days.  During this phase, we also work with customers to develop a custom launch plan, or to augment their existing plans. We use tools including social network marketing, viral videos, bloggers, banner marketing, public relations and integration into our clients’ existing advertising and marketing strategies to further this launch plan.  We also leverage our deep marketing and advertising experience to work with advertising, media and PR agencies.

In addition, we provide maintenance, reporting and upgrades and also integrate third party vendors into an App to provide a complete suite of user analytics, which allows customers to track downloads, total number of App user sessions, time spent per session, features of the App accessed and advertising click-through.

2. Marketing Technologies

Our MEDL Marketing Technologies operations were created to drive user acquisition and create an ever-growing base of users who can be monetized via advertising and sponsorship.  Marketing Technologies aims to solve a vast inefficiency in the market. The low barrier to entry for App development encourages innovation on a massive scale, causing developers to create new Apps faster than consumers can find them.

We believe that we have solved this problem by developing a patent-pending algorithmic MEDL Brain that learns user behavior and then makes recommendations based upon this user behavior (“MEDL Brain”).  This fully proprietary technology collects quantitative and qualitative user analytics and analyzes user behavior in order to place users into “Mobile Lifestyle” categories.  As the Brain collects data and “gets smarter”, it can use these Mobile Lifestyle categories to continuously make better recommendations.  Each user’s data is kept in a Detailed Anonymous Profile (“DAP”). As a user engages a mobile application, the DAP collects information such as:

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

Using this technology, we believe we will be able to 1) drive exponential downloads of apps in the MEDL Library, and 2) better monetize our user-base via targeted advertising messages.  We have an aggressive campaign to extend the reach of our MEDL Brain by acquiring underperforming Apps and redeploying them with our technology embedded through our MEDL Alliance program.

Push Recommendations

MEDL has developed a proprietary Push Notification Center that allows us to communicate directly with our users via push messaging. The Notification Center is able to send push notifications to groups of users by App and will soon be able to target direct push notification to a specific user based upon their DAP, allowing MEDL to send targeted push notifications based on specific mobile lifestyles.

Growth of the network through the MEDL Alliance

With more than 1,000,000 Apps in existence, and more being created every day, we believe that the App stores have become seas of distressed intellectual property. Tens of thousands of great apps are languishing, unable to break through the clutter and make money.

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

Freemium

In this newly dominant method of monetization, the strategy is to give away the app for free - and then charge for the purchases of digital goods, additional content, to unlock items, etc.

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

6. Profitable: Can it be monetized?

Hang w/

The patent-pending “Hang w/” App allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. The “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013 and is available for download on the Apple App Store. The “Hang w/” live social mobile video platform was approved for release by Google on July 9, 2013 and is available for download on android phones via the Google Apps Marketplace. This new App provides an important new channel of advertising revenue.  “Hang w/” allows live real-time video to be sent from one phone to many. Any user can be a broadcaster and/or a follower.  After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

	Three Months ended June 30,
	2013	2012	$ Change	% Change
Revenues	$409,955	$444,662	$(34,707)	-8%
Cost of goods sold	345,128	365,542	(20,414)	-6%
Gross profit	64,827	79,120	(14,293)	-18%
Expenses:
Selling, general and administrative	1,015,746	1,300,619	(284,873)	-22%
Loss from Operations	(950,919)	(1,221,499)	270,580	22%
Other income (expense):
Change in fair value of warrants	57,479	354,028	(296,549)	84%
Interest expense	(11,358)	-	(11,358)	100%
Net loss	(904,798)	(867,471)	(37,327)	-4%
Less: Net loss attributable to non-controlling interest	69,684	-	69,684	100%
Net loss attributable to MEDL Mobile Holdings, Inc.	(835,114)	(867,471)	32,357	4%

Revenues

Revenues primarily consisted of fees we received for developing custom Apps for third parties.  Revenues for the three months ended June 30, 2013 decreased to $409,955 as compared to $444,662 for the three months ended June 30, 2012, a decrease of $34,707 or 8%. The decrease is primarily attributable to a reduction in the development of customized mobile applications for third parties during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to our continued focus on the development and expansion of the “Hang w/” App.  Hang With pays us for providing product development and maintenance services for live social mobile video App.  The revenue we receive from Hang With for the development of the “Hang w/” App is eliminated in consolidation because we owned 86.13% of Hang With as of June 30, 2013.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for the three months ended June 30, 2013 decreased to $345,128 as compared to $365,542 for the three months ended June 30, 2012, a decrease of $20,414 or 6%. The decrease is primarily due to the reduction in employees and outside contractors because of the reduction in the development of customized mobile applications for third parties in order to focus on the continued development of the “Hang w/” App.  The costs of goods sold for the development of the “Hang w/” App are eliminated in consolidation because we own 86.13% of Hang With as of June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 decreased to $1,015,746 as compared to $1,300,619 for the three months ended June 30, 2012, a decrease of $284,873 or 22%.  The decrease is primarily attributable to our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App.  Reducing the number of customized mobile applications we build for third parties allowed for various cutbacks resulting in a $454,778 decrease in payroll and contract labor costs, a $95,584 decrease in marketing expense, and a $90,630 decrease in general and administrative expenses.   In addition, bad debt decreased by $31,605 and better management of legal and other professional fees resulted in a $126,181 decrease in legal, accounting and other professional fees.  These reductions were offset by a $502,506 increase in expenses for our Hang With, Inc. subsidiary and a $11,399 increase in insurance expense.

Other Income/Expense

Other income for the three months ended June 30, 2013 decreased to $46,121 as compared to $354,028 for the three months ended June 30, 2012, a decrease of $307,907 or 87%. The decrease is mainly attributable to a $296,549 decrease in the recorded fair value of warrants issued in a private placement in March 2012, and the remaining decrease relates to $11,358 of interest expense on the $500,000 line of credit in 2013.  Since the line of credit was not in place in 2012, we did not incur interest expense in 2012.

Net Loss

Net loss for the three months ended June 30, 2013 increased to $904,798 as compared to $867,471 for the three months ended June 30, 2012, an increase of $37,327 or 4%. The increase in net loss was the result of our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App as noted above.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

	Six Months ended June 30,
	2013	2012	$ Change	% Change
Revenues	$883,035	$1,594,660	$(711,625)	-45%
Cost of goods sold	577,682	739,873	(162,191)	-22%
Gross profit	305,353	854,787	(549,434)	-64%
Expenses:
Selling, general and administrative	2,046,920	2,482,010	(435,092)	-18%
Loss from Operations	(1,741,567)	(1,627,223)	114,341	7%
Other income (expense):
Change in fair value of warrants	6,142	354,028	(347,886)	98%
Interest expense	(13,995)	-	13,995	100%
Net loss	(1,749,420)	(1,273,195)	(476,225)	-37%
Less: Net loss attributable to non-controlling interest	99,831	-	99,831	100%
Net loss attributable to MEDL Mobile Holdings, Inc.	(1,649,589)	(1,273,195)	376,394	30%

Revenues

Revenues primarily consisted of fees we received for developing custom Apps for third parties.  Revenues for the six months ended June 30, 2013 decreased to $883,035 as compared to $1,594,660 for the six months ended June 30, 2012, a decrease of $711,625 or 45%. The decrease is primarily attributable to a reduction in the development of customized mobile applications for third parties during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to our continued focus on the development and expansion of the “Hang w/” App.  Hang With pays us for providing product development and maintenance services for live social mobile video App.  The revenue we receive from Hang With for the development of the “Hang w/” App is eliminated in consolidation because we owned 86.13% of Hang With as of June 30, 2013.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for the six months ended June 30, 2013 decreased to $577,682 as compared to $739,873 for the six months ended June 30, 2012, a decrease of $162,191 or 22%. The decrease is primarily due to the reduction in employees and outside contractors because of the reduction in the development of customized mobile applications for third parties in order to focus on the continued development of the “Hang w/” App.  The costs of goods sold for the development of the “Hang w/” App are eliminated in consolidation because we own 86.13% of Hang With as of June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 decreased to $2,046,920 as compared to $2,482,010 for the six months ended June 30, 2012, a decrease of $435,090 or 18%.  The decrease is primarily attributable to our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App.  Reducing the number of customized mobile applications we build for third parties allowed for various cutbacks resulting in a $669,370 decrease in payroll and contract labor costs, a $202,938 decrease in marketing expense, and a $136,557 decrease in general and administrative expenses.   In addition, bad debt decreased by $70,513 and better management of legal and other professional fees resulted in a $151,773 decrease in legal, accounting and other professional fees.  These reductions were offset by a $761,037 increase in expenses for our Hang With, Inc. subsidiary and a $35,024 increase in insurance expense.

Other Income/Expense

Other expense for the six months ended June 30, 2013 was $7,853 as compared to other income of $354,028 for the three months ended June 30, 2012, a decrease in other income/expense of $361,881 or 102%. The majority of the decrease is attributable to a $347,886 decrease in the fair value of warrants issued in a private placement in March 2012 and the remaining decrease relates to $13,995 of interest expense on the $500,000 line of credit in 2013. Since the line of credit was not in place in 2012, we did not incur interest expense in 2012.

Net Loss

Net loss for the six months ended June 30, 2013 increased to $1,749,420 as compared to $1,273,195 for the six months ended June 30, 2012, an increase of $476,225 or 37%. The increase in net loss was primarily the result of our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App as noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, the availability of credit facilities, levels of accounts receivable and accounts payable and capital expenditures.

At June 30, 2013 and December 31, 2012, we had cash of $12,690 and $112,745, respectively and negative working capital of $327,816 and $120,663, respectively.  In July 2013, our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $1,923,501 from the sale of 1,282,334 shares of Hang With, Inc. common stock to an off-shore investors.  The total amount raised in this private, off-shore transaction, was approximately $2 million.  These funds are intended to be used to fund Hang With’s product development and commercialization efforts.  Since we are compensated by Hang With for providing services, a portion of these funds will support this company’s liquidity needs.

Net cash used in operating activities for the six months ended June 30, 2013 was $1,318,678 compared to net cash used in operating activities of $1,054,793 for the six months ended June 30, 2012.  The increase in net cash used in operating activities was primarily attributable to the $476,225 increase in net loss.   Net cash used in investing activities for the six months ended June 30, 2013 was $1,377 as compared to net cash used in investing activities of $66,529 for the six months ended June 30, 2012. The decrease in net cash used in investing activities was attributable to a reduction in fixed asset purchases.  Net cash provided by financing activities for the six months ended June 30, 2013 was $1,220,000 as compared to net cash provided by financing activities of $1,486,400 for the six months ended June 30, 2012. Net cash provided by financing activities for the period ended June 30, 2013 reflects the $720,000 raised by our subsidiary, Hang With, Inc., in a private placement and $500,000 we borrowed under a $500,000 secured revolving line of credit agreement.  Net cash provided by financing activities for the period ended June 30, 2012 was primarily the result of $1,485,000 of net proceeds from a private placement of our common stock that closed on March 28, 2012.

To date we have financed our operations through internally generated revenue from operations, the sale of equity, borrowings under a line of credit, the issuance of notes and loans from a shareholder.

On March 28, 2012, sold an aggregate of 1,000,000 units (the “Units”) at a price per Unit of $1.50 to an accredited investor.  Each Unit comprised of three shares of our common stock and a warrant to purchase one share of our common stock at a price per Unit of $1.50. As a result of the sale, we issued to the investor 3,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock for an aggregate purchase price of $1,500,000. The warrant has a three year term and may be exercised at an exercise price of $0.90 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant also contains full ratchet anti-dilution price protection that will reduce the per share exercise price of the warrant in case we issue shares for consideration less than the then exercise price of the warrant.  The ratchet anti-dilution adjustment does not apply to all stock issuance but, rather, is subject to certain customary exceptions. In connection with this private placement, we also granted the investor demand registration rights, piggyback registration rights and a right of participation in certain future offerings.

On January 17, 2013, we entered into a three-year, five hundred thousand dollar ($500,000) secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month. The outstanding balance as of June 30, 2013 is $500,000.  All borrowed funds from the Line are secured by all of our assets.

Between January 10, 2013 and June 28, 2013, Hang With raised an aggregate of $720,000 from accredited investors for the sale of 1,161,000 shares of Hang With common stock in a private placement.  These funds were allocated to the development of Hang With’s live social mobile video App.  Since we have been providing the development and maintenance services to Hang With on a fee for services basis, a portion of the funds raised by Hang With have been paid to us for these services.

We currently have a limited amount of cash to fund our working capital needs, and, accordingly, our ability to fund our working capital needs in the next twelve months will depend upon new customer contracts we receive for custom App development and funds derived from our other business lines (including the success of Hang With). We do not have any material commitments for capital expenditures during the next twelve months. However, based on our internal forecasts, if we do not receive substantial new App development orders in the near term, we will have to fund our short-term liquidity needs through the sale of additional debt or equity, strategic partnerships, or other means.  Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to June 30, 2013:

Conversion feature derivative liability
Balance December 31, 2012	$6,142
Change in fair value	(6,142)
Balance June 30, 2013	$-

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2013. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 6, 2013, the Company issued 75,000 shares of common stock at $0.50 per share for $24,000 of certain outstanding marketing fees and $13,500 for a 4-month marketing services agreement from June to September 2013.

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

None.

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101**

The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

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

MEDL Mobile Holdings, Inc.

August 9, 2013	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)

August 9, 2013	By: /s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)