Form 10-Q
period 2013-09-30
MEDL Mobile Holdings, Inc.
filed 2013-11-13
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,182,166 shares of common stock as of November 13, 2013.

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

2

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$ 702,804	$ 112,745
Accounts receivable, net	291,790	411,747
Prepaid expenses	37,135	85,631
Total current assets	1,031,729	610,123

Fixed assets, net of depreciation	61,394	106,530

Other assets:
Security deposits	14,847	21,147
Investment in marketable securities	50,000	-
Intangible asset-customer base, net of amortization	87,000	114,000
Total other assets:	151,847	135,147

Total assets	$ 1,244,970	$ 851,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 374,104	$ 674,494
Accrued compensation expenses	156,940	56,292
Total current liabilities:	531,044	730,786

Long term liabilities:
Deferred lease	28,691	35,317
Security deposit payable	5,200	-
Derivative liability	-	6,142
Total long term liabilities	33,891	41,459

Total liabilities	564,935	772,245

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 45,163,208 and 43,982,309 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	45,163	43,983
Additional paid-in capital	7,933,185	4,676,588
Accumulated deficit	(6,998,480)	(4,641,016)

Total MEDL Mobile Holdings, Inc. stockholders' equity	979,868	79,555

Non-controlling interest in subsidiary	(299,833)	-

Total Stockholders' equity	680,035	79,555

Total liabilities and stockholders' equity	$ 1,244,970	$ 851,800

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Revenues	$ 669,654	$ 1,118,232	$ 1,552,689	$ 2,712,892

Cost of goods sold	217,381	912,076	795,062	1,651,949

Gross profit	452,273	206,156	757,627	1,060,943

Expenses:
Selling, general and administrative	1,355,229	1,000,144	3,402,247	3,482,154
Total expenses	1,355,229	1,000,144	3,402,247	3,482,154

Net loss before other income (expense)	(902,956)	(793,988)	(2,644,620)	(2,421,211)

Other income (expense):
Change in fair value of warrants	-	93,948	6,142	447,976
Interest expense	(4,822)	-	(18,817)	-
Total other income (expense)	(4,822)	93,948	(12,675)	447,976

Net loss	(907,778)	(700,040)	(2,657,295)	(1,973,235)

Net loss attributable to non-controlling interest	200,002	-	299,833	-

Net loss attributable to MEDL Mobile Holdings, Inc.	$ (707,776)	$ (700,040)	$ (2,357,462)	$ (1,973,235)

NET LOSS PER COMMON SHARE
Basic and Diluted	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	44,576,979	43,520,923	44,334,146	42,455,871

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	(2,357,462)	$ (1,973,235)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	73,513	50,097
Stock based compensation on options granted	207,208	161,807
Change in fair value of derivative liability	(6,142)	(447,976)
Common stock issued for services	347,750	39,800
Change in allowance for doubtful accounts	8,000	(16,946)
Non-controlling interest	(299,833)	-
Changes in operating assets and liabilities:
Accounts receivable	111,958	52,116
Prepaid expenses	48,496	22,985
Security deposits	6,300	(1,290)
Deferred Revenue	-	116,184
Accounts payable and accrued expenses	(199,744)	425,181
Security deposit payable	5,200	-
Deferred lease	(6,626)	29,252
Net cash used in operating activities	(2,061,382)	(1,542,025)

Cash flows from investing activities:
Purchase of office equipment	(1,377)	(77,524)
Net cash used in investing activities	(1,377)	(77,524)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,316	3,276
Proceeds from issuance of common stock	-	1,485,000
Proceeds from issuance of subsidiary common stock	2,644,502	-
Net cash provided by financing activities	2,652,818	1,488,276

Net increase (decrease) in cash	590,059	(131,273)

Cash at beginning of period	112,745	1,075,307

Cash at end of period	$ 702,804	$ 944,034

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$ 18,817	$ -
Income taxes	$ 800	$ 800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of common stock for sevices	$ 347,750	$ -
Issuance of common stock for Investment in marketable securities	$ 50,000	$ -
Value of shares issued for Acquisition	$ -	$ 221,272
Acquisition of a software company-intangible asset- customer base	$ -	$ (144,000)
Prepaid consulting fees related to Acquisition	$ -	$ (77,272)
Derivative Liability	$ -	$ 53,612

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

MEDL Mobile Holdings, Inc. (the “Registrant” or “the Company”) is a developer, incubator, marketer and aggregator of mobile application software, or “Apps”.

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

On February 28, 2012, the Registrant acquired Inedible Software, LLC (“Inedible”), a developer of mobile Apps and related mobile App technologies whose principal asset was a customer list. While the acquisition of Inedible was structured as a purchase of an entity, the Registrant did not acquire any ongoing business operations and the purpose of the transaction was to acquire Inedible’s customer list as a conduit to Apple, Inc. for future potential. As a result, Inedible became a wholly owned subsidiary of the Registrant. The results of operations of Inedible are included on a going forward basis from the date of acquisition although Inedible is no longer actively engaged in any business activities.

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast. As of September 30, 2013, we own 76.29% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $2,357,462 for the nine month period ended September 30, 2013, has incurred losses since inception resulting in an accumulated deficit of $6,998,480 as of September 30, 2013, and has had negative cash flows from operating activities since inception.  The Company anticipates further losses in the development of its business.

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

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to September 30, 2013:

Conversion feature derivative liability
Balance December 31, 2012	$6,142
Change in fair value	(6,142)
Balance September 30, 2013	$-0-

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2013.

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

On March 8, 2013, in connection with a strategic license agreement, the Company issued 147,692 shares of common stock, valued at $50,000, to the licensor and the licensor issued to the Company 2,500,000 shares of licensor’s common stock, valued at $50,000. The license gives us the right to sell a limited license for United States Patent Number 7,822,816 to business entities that license or purchase our Apps. Under the license, the Company is required to pay the licensor 12.5% of the gross amounts received from purchasers who acquire the limited license to use the patent.

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

Marketable securities are carried at fair value, with changes in unrealized gains or losses recognized as an element of comprehensive income based on changes in the fair value of the security.  No change in fair value was recorded during the three months ended September 30, 2013. Once liquidated, realized gains or losses on the sale of marketable securities will be reflected in the net income (loss) for the period in which the security was liquidated.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease

The Company was party to three non-cancelable lease agreements for office space through 2015. The first lease is a sub-lease for approximately 4,500 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The term of the sub-lease is from January 1, 2011 and ends on November 30, 2015.  The second lease was for approximately 4,786 square feet and was located at 18350 Mt. Langley Street, Fountain Valley, CA.  The term of this lease was September 1, 2011 through February 28, 2013.  The third lease is for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of this lease is from May 1, 2012 and ends on November 30, 2015.

At September 30, 2013, aggregate future minimum payments under these leases is as follows:

2013	$37,353
2014	153,676
2015	150,712
Total	$341,741

The Company subleased the 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA with its landlord’s approval from September 1, 2013 through November 30, 2015, with an annual base rent of $61,547.

The rents received from this sublease will be used to offset the corresponding rental expense. The total future minimum lease rental income under the rental lease agreement is as follows:

2013	$15,387
2014	61,547
2015	61,547
Total	$138,481

NOTE 6 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. The outstanding balance as of September 30, 2013 is $0.00. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the three and nine months ended September 30, 2013 is $4,822 and $18,817, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of September 30, 2013, the Company had no outstanding shares of preferred stock.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares of common stock with a par value of $0.001.

On January 2, 2012, the Company issued 41,667 shares of common stock for advisory services at a price per share of $.90 for total expense of $37,500.

On February 28, 2012, the Registrant acquired Inedible, a developer of mobile Apps and related mobile App technologies whose principal asset was a customer list, in exchange for 442,542 shares of common stock of the Company. Since the purchase price was not paid in cash, the Company accounted for the value under ASC 805-50-30-2, Business Combinations whereby the measurement of value is based on either (i) the cost which is measured based on the fair value of the consideration given, or (ii) the fair value of the assets (or net assets) acquired, whichever is more clearly evident and thus more reliably measurable. The fair value of the shares issued amounted to $221,272, which was allocated between intangible assets – customer base for $144,000, and $77,272 to prepaid consulting fees.

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

On May 22, 2012 the Company entered into a consulting agreement for advisory services and agreed to issue up to 200,000 restricted shares of common stock under its 2011 Equity Incentive Plan in two tranches of 100,000 shares each. The issuance of these shares is being made under the Company’s 2011 Equity Incentive Plan. The first tranche of 100,000 shares vested on November 30, 2012; those shares were valued at the market price on the date of the agreement. The expense for the first 100,000 shares was amortized over the six-month period beginning May 22, 2012, with a total expense of $30,000. The Company had the option to terminate the agreement after six months but opted not to. The second tranche of 100,000 shares was issued in December 2012 and vested over a six-month period beginning November 22, 2012. Those 100,000 shares were valued at the market price on November 22, 2012. The expense for second 100,000 shares was amortized over the six-month period beginning November 22, 2012, with a total expense of $15,000. The 200,000 shares were issued on December 28, 2012.

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

On June 6, 2013, the Company issued 75,000 shares of common stock at $0.50 per share for $24,000 of certain outstanding marketing fees and $13,500 for a 4-month marketing services agreement from June to September 2013. The $13,500 expense for the shares issued for the 4-month marketing agreement was amortized over the four-month period beginning June 6, 2013.

On September 11, 2013, in connection with a strategic license agreement with a famous musician, the Company issued 725,000 shares of common stock, valued at $210,250, to the musician and his agents.

On September 30, 2013, the Company issued 33,207 shares of common stock for employee stock option exercises resulting in proceeds of $8,316.

Hang With, Inc. Subsidiary Common Stock

The authorized common stock of Hang With, Inc. consists of 75,000,000 shares of common stock with a par value of $0.001.

Between January 10, 2013 and September 30, 2013, our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $2,644,502 from for the sale of 3,107,335 shares of Hang With common stock to accredited investors. The sale of the Hang With shares was effected as a private placement intended to be exempt under Rule 506 of Regulation D and Regulation S. As of September 30, 2013, non-controlling shareholders own 23.71% of Hang With. In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the 23.71% non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Warrants

The Company has warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of September 30, 2013. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  Since the warrants do not meet the conditions for equity classification, the warrants are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This resulted in a derivative liability value of zero on the balance at September 30, 2013. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

September 30, 2013
Expected volatility	43.2%
Expected term	1.5 Years
Risk-free interest rate	0.40%
Expected dividend yield	0%

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of September 30, 2013, there were options to purchase 5,549,300 shares outstanding under the Plan and approximately 3,944,393 shares remained available for future grant under the Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the nine months ended September 30, 2013 and 2012 was $207,208 and $161,806, respectively. For the nine months ended September 30, 2013, compensation expense included in selling, general and administration is $166,942. Compensation expense included in cost of goods sold is $40,266.

Option activity for the three months ended September 30, 2013 was as follows:

Assumptions:

2013
Dividend yield	0.00
Risk-free interest rate	.40%
Expected volatility	43.2%
Expected life (in years)	10.00

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at June 30, 2013	5,367,007	0.27	8.34	$330,458
Granted	215,500	0.31	8.82	$8,785
Exercised	(33,207)	0.25	—	—
Forfeited or cancelled	—	—	—	—
Options outstanding at September 30, 2013	5,549,300	0.27	8.24	$280,941
Options expected to vest in the future as of September 30, 2013	2,050,165	0.27	8.35	$112,713
Options exercisable at September 30, 2013	3,499,135	0.27	7.98	$168,228
Options vested, exercisable and options expected to vest at September 30, 2013	5,549,300	0.27	8.12	$280,941

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of September 30, 2013 for those awards that have an exercise price currently below the closing price.

Unvested share activity for the three months ended September 30, 2013 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at June 30, 2013	2,592,583	0.19
Granted	215,500	0.18
Vested	(344,799)	0.15
Cancelled	—	—
Forfeited	—	—
Unvested balance at September 30, 2013	2,050,165	0.19

 At September 30, 2013, there was $416,192 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.11 years.

NOTE 8– SUBSEQUENT EVENTS

On October 21, 2013, the company issued 18,958 shares of common stock for employee stock option exercises resulting in proceeds of $1,346.

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

Overview

We have built a system for developing and taking ownership of mobile application software, or “Apps”. To date, we have developed a library of approximately 200 Apps for iPhone, iTouch, iPad and Android. MEDL and MEDL Apps have been featured on CNBC, BBC, ABC, CBS, NBC, CNN, in the pages of Esquire, Fast Company, The New York Times, The LA Times, The Chicago Tribune, The Orange County Register, The Washington Post and The Guardian; and by top sites such as Mashable, Macworld and Gizmodo. Multiple MEDL Apps have reached #1 in their category on the Apple App Store.

In the fourth quarter of 2012 we reorganized our corporate focus to better capitalize upon market opportunities. MEDL is now focused on three symbiotic areas of opportunity:

1.	MEDL Custom Development
Mission:	To develop the cutting edge standard for mobile applications across platform, operating system and classification - on behalf of third parties.

2.	MEDL Marketing Technologies

Mission: To create scalable technology solutions which solve the challenges of discovery and monetization in the mobile ecosystem.

3.	MEDL Ventures

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

Pay-to-download - Users pay a one-time fee to download an application. MEDL Apps range in price from $.99 to $24.99 per copy.

Freemium- In this newly dominant method of monetization, the strategy is to give away the App for free - and then charge for the purchases of digital goods, additional content, to unlock items, etc.

MEDL has a large and growing library of Apps that are monetized via Freemium content - either through the sale of Digital Goods, or through the purchase of coins in a virtual Micro Economy.

Digital Goods - Digital objects are purchased within an application. Some examples of MEDL Apps that sell Digital goods include:

•	My Wild Night with Ted
•	Cheech & Chong
•	Zane Lamprey
•	Walter Foster Learn to Draw
•	KIDS Learn to Draw with Walter Foster
•	Military Regulations
•	Marlee Signs
•	Know Skateboarding Pro Tips
•	Tyzen Hypnosis

Micro Economy - In this strategy a secondary economy is created within the game. The user must earn or purchase credits that can be used to unlock digital goods.

•	This model is employed by MEDL’s mobile App called Journey to Real Madrid that was developed as a revenue share and as an officially licensed product of Real Madrid.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

	Three Months ended September 30,
	2013	2012	$ Change	% Change
Revenues	$669,654	$1,118,232	$(448,578)	-40%
Cost of goods sold	217,381	912,076	(694,695)	-76%
Gross profit	452,273	206,156	246,117	119%
Expenses:
Selling, general and administrative	1,355,229	1,000,144	355,085	36%
Loss from Operations	(902,956)	(793,988)	(108,968)	22%
Other income (expense):
Change in fair value of warrants	-	93,948	(93,948)	-100%
Interest expense	(4,822)	-	(4,822)	100%
Net loss	(907,778)	(700,040)	(207,738)	30%
Less: Net loss attributable to non-controlling interest	200,002	-	200,002	100%
Net loss attributable to MEDL Mobile Holdings, Inc.	(707,776)	(700,400)	(7,736)	1%

Revenues

Revenues primarily consisted of fees we received for developing custom Apps for third parties. Revenues for the three months ended September 30, 2013 decreased to $669,654 as compared to $1,118,232 for the three months ended September 30, 2012, a decrease of $448,578 or 40%. The decrease is primarily attributable to a reduction in the development of customized mobile applications for third parties during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to our continued focus on the development and expansion of the “Hang w/” App. Hang With pays us for providing product development and maintenance services for live social mobile video App. The revenue paid to us by Hang With for the development of the “Hang w/” App is eliminated in consolidation because we owned 76.29% of Hang With as of September 30, 2013.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for the three months ended September 30, 2013 decreased to $217,381 as compared to $912,076 for the three months ended September 30, 2012, a decrease of $694,695 or 76%. The decrease is primarily due to the reduction in employees and outside contractors because of the reduction in the development of customized mobile applications for third parties in order to focus on the continued development of the “Hang w/” App. The costs of goods sold for the development of the “Hang w/” App are eliminated in consolidation because we own 76.29% of Hang With as of September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 increased to $1,355,229 as compared to $1,000,144 for the three months ended September 30, 2012, an increase of $355,085 or 14%. The increase is primarily attributable to our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App. Reducing the number of customized mobile applications we build for third parties allowed for various cutbacks resulting in a $362,865 decrease in payroll and contract labor costs, a $49,397 decrease in marketing expense, and an $832 decrease in general and administrative expenses. In addition, bad debt decreased by $34,179 and better management of legal and other professional fees resulted in a $48,232 decrease in legal, accounting and other professional fees. These reductions were offset by $843,645 in expenses for our Hang With, Inc. subsidiary and a $6,945 increase in insurance expense.

Other Income/Expense

Other expense for the three months ended September 30, 2013 was $4,822 as compared to other income of $93,948 for the three months ended September 30, 2012, a decrease of $98,770 or 105%. The decrease is mainly attributable to a $93,948 decrease in the recorded fair value of warrants issued in a private placement in March 2012, and the remaining decrease relates to $4,822 of interest expense on the $500,000 line of credit in 2013. Since the line of credit was not in place in 2012, we did not incur interest expense in 2012.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for the three months ended September 30, 2013 increased to $707,776 as compared to $700,040 for the three months ended September 30, 2012, an increase of $7,736 or 1%. The increase in net loss was the result of our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App as noted above.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012 (unaudited)

The following table presents our results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

	Nine Months ended September 30,
	2013	2012	$ Change	% Change
Revenues	$1,552,689	$2,712,892	$(1,160,203)	-43%
Cost of goods sold	795,062	1,651,949	(856,887)	-52%
Gross profit	757,627	1,060,943	(303,316)	-29%
Expenses:
Selling, general and administrative	3,402,247	3,482,154	(79,907)	-2%
Loss from Operations	(2,644,620)	(2,421,211)	223,409	9%
Other income (expense):
Change in fair value of warrants	6,142	447,976	(441,834)	99%
Interest expense	(18,817)	-	18,817	100%
Net loss	(2,657,295)	(1,973,235)	684,060	35%
Less: Net loss attributable to non-controlling interest	299,833	-	299,833	100%
Net loss attributable to MEDL Mobile Holdings, Inc.	(2,357,462)	(1,973,235)	384,227	19%

Revenues

Revenues primarily consisted of fees we received for developing custom Apps for third parties. Revenues for the nine months ended September 30, 2013 decreased to $1,552,689 as compared to $2,712,892 for the nine months ended September 30, 2012, a decrease of $1,160,203 or 43%. The decrease is primarily attributable to a reduction in the development of customized mobile applications for third parties during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to our continued focus on the development and expansion of the “Hang w/” App. Hang With pays us for providing product development and maintenance services for live social mobile video App. The revenue paid to us by Hang With for the development of the “Hang w/” App is eliminated in consolidation because we owned 76.29% of Hang With as of September 30, 2013.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Our planned revenue model for Hang With is to show a short advertisement before and after live Hang With broadcasts, which advertisements will be sold to targeted advertisers.  Hang With made a strategic decision to delay the introduction of advertisements in order to rapidly increase the number of dedicated, repeat Hang With users.  Accordingly, Hang With has not yet initiated its advertising revenue model.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for the nine months ended September 30, 2013 decreased to $795,062 as compared to $1,651,949 for the nine months ended September 30, 2012, a decrease of $856,887 or 52%. The decrease is primarily due to the reduction in employees and outside contractors because of the reduction in the development of customized mobile applications for third parties in order to focus on the continued development of the “Hang w/” App. The costs of goods sold for the development of the “Hang w/” App are eliminated in consolidation because we own 76.29% of Hang With as of September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 decreased to $3,402,247 as compared to $3,482,154 for the nine months ended September 30, 2012, a decrease of $79,907 or 2%. The decrease is primarily attributable to our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App. Reducing the number of customized mobile applications we build for third parties allowed for various cutbacks resulting in a $1,021,724 decrease in payroll and contract labor costs, a $252,335 decrease in marketing expense, and a $137,802 decrease in general and administrative expenses. In addition, bad debt decreased by $104,692 and better management of legal and other professional fees resulted in a $210,006 decrease in legal, accounting and other professional fees. These reductions were offset by $1,604,682 in expenses for our Hang With, Inc. subsidiary and a $41,970 increase in insurance expense.

Other Income/Expense

Other expense for the nine months ended September 30, 2013 was $12,675 as compared to other income of $447,976 for the nine months ended September 30, 2012, a decrease of $460,661 or 103%. The decrease is mainly attributable to a $441,834 difference in the change in recorded fair value of warrants issued in a private placement in March 2012, and the remaining decrease relates to $18,817 of interest expense on the $500,000 line of credit in 2013. Since the line of credit was not in place in 2012, we did not incur interest expense in 2012.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for the nine months ended September 30, 2013 increased to $2,357,462 as compared to $1,973,235 for the nine months ended September 30, 2012, an increase of $384,227 or 19%. The increase in net loss was primarily the result of our shift in focus from the development of customized mobile applications for third parties to the development of the “Hang w/” App as noted above.

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

At September 30, 2013 and December 31, 2012, we had cash of $702,804 and $112,745, respectively and as of September 30, 2013 we had working capital of $500,685 versus negative working capital of $120,66 as of September 30, 2012. Between January 10, 2013 and September 30, 2013, our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $2,644,502 from the sale of 3,107,335 shares of Hang With common stock to accredited off-shore investors. These funds are intended to be used to fund Hang With’s product development and commercialization efforts. Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this MEDL’s liquidity needs. In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the nine months ended September 30, 2013 was $2,061,382 compared to net cash used in operating activities of $1,542,025 for the nine months ended September 30, 2012.  The increase in net cash used in operating activities was primarily attributable to the $384,227 increase in net loss.   Net cash used in investing activities for the nine months ended September 30, 2013 was $1,377 as compared to net cash used in investing activities of $77,524 for the nine months ended September 30, 2012. The decrease in net cash used in investing activities was attributable to a reduction in fixed asset purchases.  Net cash provided by financing activities for the nine months ended September 30, 2013 was $2,652,818 as compared to net cash provided by financing activities of $1,488,276 for the nine months ended September 30, 2012. Net cash provided by financing activities for the period ended September 30, 2013 reflects the $2,644,502 raised by our subsidiary, Hang With, Inc., in a private placement and $8,316 received for the exercise of stock options. Net cash provided by financing activities for the period ended September 30, 2012 was the result of $1,485,000 of net proceeds from a private placement of our common stock that closed on March 28, 2012 and $3,276 received for the exercise of stock options.

To date we have financed our operations through internally generated revenue from operations, the sale of equity, borrowings under a line of credit, the issuance of notes and loans from a shareholder.

On January 17, 2013, we entered into a three-year, five hundred thousand dollar ($500,000) secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. All borrowed funds from the Line are secured by all of our assets. Although we have, from time to time, borrowed funds under the Line, we had fully repaid all such borrowings as of September 30, 2013.

Between January 10, 2013 and September 30, 2013, Hang With raised an aggregate of $2,644,502 from the sale of 3,107,335 shares of Hang With common stock to accredited off-shore investors in a private placement. These funds were allocated to the development of Hang With’s live social mobile video App. Since we have been providing the development and maintenance services to Hang With on a fee for services basis, a portion of the funds raised by Hang With have been paid to us for these services.

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

We also generate revenue from inA advertising and the sale of Apps through the Apple store and other App marketplaces. Revenue from advertising is recognized in the period that the ad impressions are delivered, on an accrual basis. Revenue from the sale of Apps is recognized in the period the App is sold to the end user, on an accrual basis.

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

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2012 to September 30, 2013:

Conversion feature derivative liability
Balance December 31, 2012	$6,142
Change in fair value	(6,142)
Balance September 30, 2013	$-

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2013.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2013. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2013, in connection with a strategic license agreement, the company issued 725,000 shares of common stock, valued at $210,250, to a musician and his agents.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101**	The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

November 13, 2013	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)
November 13, 2013	By: /s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)

