Form 10-K
period 2013-12-31
MEDL Mobile Holdings, Inc.
filed 2014-03-31
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-166343

MEDL Mobile Holdings, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	80-0194367
(State of incorporation)	(I.R.S. Employer Identification No.)
18475 Bandilier Circle, Fountain Valley, California, 92708	(714) 617-1991
(Address of principal executive offices)	(Registrant's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act: None ____________________
•	Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
•	Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
•	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
•	Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
•	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
•	Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

•	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $7,526,574 as of June 30, 2013

As of March 31, 2014, there were 50,159,876 shares of the issuer's $0.001 par value common stock outstanding.

Documents incorporated by reference. None

PART I

Forward-Looking Information

This Annual Report of MEDL Mobile Holdings, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, the terms “MEDL”, “Registrant,” “we,” “us,” “our,” and “the Company” refer to MEDL Mobile Holdings, Inc., a Nevada corporation that was formerly known as Resume in Minutes, Inc. prior to its name change in June 2011, and, unless the context indicates otherwise, also includes all of this company's subsidiaries through which this company conducts certain of its operations. To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” also includes Hang With, Inc., a Nevada corporation, in which we currently own 75.77% of the equity securities.

Introduction

We currently operate two related businesses. Through our MEDL Mobile, Inc. subsidiary, we have developed a proprietary system for developing mobile application software, or “Apps”. To date, we have architected, designed and developed a library of several hundred apps and related technologies designed predominately for iPhone, iTouch, iPad and Android Devices. MEDL and MEDL Apps have been featured on CNBC, BBC, ABC, CBS, NBC, CNN, in the pages and web pages of USA Today, Esquire, Billboard, Fast Company, The New York Times, The LA Times, The Chicago Tribune, The Orange County Register, The Washington Post and The Guardian; and by top sites such as Mashable, Macworld, Yahoo, Huff Post College, TNW and Gizmodo. Multiple MEDL Apps have reached #1 in their category on the Apple App Store. Through our Hang With, Inc. subsidiary, we operate our “Hang w/” live social mobile video platform that is available for download on iPhone and android phones via Apple App Store and the Google Apps Marketplace.

Our principal executive offices are located at 18475 Bandilier Circle, Fountain Valley, California 92708, and our current telephone number at that address is (714) 617-1991. We maintain a website at: www.medlmobile.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Hang With, Inc. subsidiary also maintains a website at www.hangwith.com. Our Internet websites and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

MEDL’s business today is primarily organized in two areas of opportunity:

1.	MEDL Custom Development

Mission:  To develop the cutting edge standard for mobile applications across platform, operating system and classification - as work for hire on behalf of third parties.

2.	Hang With, Inc.

Mission: To allow the world to Hang w/ each other via live-streaming video and simultaneous chat - and in so doing, to be the recognized leader in live-streaming social media.

In November, 2012, we incorporated Hang With, Inc. and transferred the Hang w/ assets to that entity. Hang With, Inc. has issued shares to third party investors to fund its operations and, as a result, it now operates as a standalone company with MEDL as its largest shareholder.

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

MEDL believes it is known for high quality strategic mobile development, securing development and consulting contracts with companies such as: Hyundai, Disney, Experian, Goodwill Industries, UCLA, BBK Worldwide, Taco Bell, Iconix Brand Group, Monster.com, Emirates Airlines, Teleflora, Medtronic, Kaiser Permanente and About.com.

At the present time, we prepare for our customers, packages for sale in the Apple App Store and the Google Android Marketplace. This package includes App store copy, sample screen shots and SEO tags to improve discovery of the Apps in the App stores. We are familiar with the App stores’ requirements and our average approval time is 5-10 days.  We also work with customers to develop a custom launch plan, or to augment their existing plans. We use tools including social network marketing, viral videos, bloggers, banner marketing, public relations and integration into our clients’ existing advertising and marketing strategies to further this launch plan.  We also leverage our extensive marketing and advertising experience to work with advertising, media and PR agencies.

In addition, we provide maintenance, reporting and upgrades and also integrate third party vendors into an App to provide a complete suite of user analytics, which allows customers to track downloads, total number of App user sessions, time spent per session, features of the App accessed and advertising click-through.

Our custom development team is well versed in working closely with in-house IT departments and other third party technology providers in order to deliver complex back-end integrations that result in simple-to-use front end user experiences.

2. Hang With, Inc.

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

In January of 2014, the Hang w/ App passed 1,000,000 downloads.

By streaming live video directly from the phone of a celebrity (“Celeb”) to the phone of a fan, we believe Hang w/ allows a Celeb to create a real-time genuine relationship - and a built-in advertising model has the ability to generate revenue. More than just a celebrity platform, Hang w/ allows anyone with an iPhone, iPad or Android device to broadcast live to friends, family or even millions of viewers.

Broadcasts can be viewed live in the app, on Facebook, on the web, and via links shared on Twitter. Archived content can be viewed in the App, shared via social media, and distributed to content distribution partners. The App is free to use and is available on both iOS and Android.

Ad serving technology is fully embedded. Every broadcast can begin with a short video or image-based ad unit and can end with a clickable rich media ad unit.

An in-app “digital coin” system has been embedded and can be implemented to generate additional revenue through the purchase of digital goods.

Our goal is to generate revenues from our “Hang w/” live social mobile video platform through the sale of short video advertisements that will be played before and after each live broadcast. We have not yet initiated this revenues model and are currently permitting ad-free broadcasting over this platform.

Application features include:

- Live streaming broadcast from one to many with variable bit rate broadcasting and simultaneous chat

- Push Notification powered by Parse.

- Integrated advertising platform capable of running video and rich media

- Integrated “Coin” monetization platform

- 24 hour moderation platform with user protections

- #hashtag content tagging and related channels

- Broadcasts can be scheduled or spontaneous.

- Viewers chat with the broadcaster and with each other

- Broadcasters can choose to broadcast in 3, 6 or 9 minute units

- 60 minute broadcasts are available for verified celebrity accounts

- Broadcasters can choose to make archived broadcasts public or private

- Broadcasts stream live and on-demand to web and Facebook.

Hang w/ passed one million downloads in only nine months. We believe growth has been driven in part by celebrity social media activity, which has been shown to create spikes in downloads and activity.

The Hang w/ app provides multiple opportunities for users to share activity and content to social media - and allows users to invite their Facebook friends to download the application - all of which we believe drives awareness and growth.

Industry Background and Trends

Apps are designed to help a user perform specific tasks and are generally downloaded by users from an App store directly onto their smartphone or tablet. Apps have become increasingly popular which is evidenced by the following statistics published by the noted sources:

            56% of American adults are now smartphone owners. Pew Internet & American Life Project, 2013

            Apple has sold 500 million iPhones since its launch in 2007.  - Forbes 2014

            Up from 19.4% in 2013, mobile search will comprise an estimated 26.7% of the [Google’s] total ad revenues this year. – eMarketer 2014

            Mobile app use [grew] 115% in 2013 – Flurry 2014

            92 of the top 100 best global brands ranked by Interbrand were present in the Apple App Store, while 75 of the brands were present on Google Play. – Distimo 2013

            On a typical day in November 2013, Distimo estimates the global revenues for the top 200 grossing apps at over $18M in the Apple App Store and over $12M for Google Play. In November 2012, these estimates were at $15M for the Apple App Store and only at $3.5M for Google Play.  – Distimo 2013

            Consumer spend on music apps increased 77% in 2013. – App Annie 2014

            Apps are a now vital marketing tool for Hollywood movies, and provide  additional revenue. In 2012, seven of the top 10 grossing movies had associated tie-in apps. In 2013, all of the top 10 grossing movie titles had tie-in apps. – App Annie, 2014

            Nearly all Generation Y consumers owned a mobile phone of some kind and 72% owned smartphones. - Forrester, 2013

            1.2 billion people worldwide were using mobile apps at the end of 2012. This is forecast to grow at a 29.8 percent each year, to reach 4.4 billion users by the end of 2017. – Portio Research 2013

            In Q1 2013, there were 13.4 billion app downloads, up 11 percent from Q4 2012, creating revenue of US$2.2 billion. – Canalys 2013

By 2017, 25 percent of enterprises will have an enterprise app store – Gartner 2013

            Global mobile traffic now accounts for 15% of all Internet traffic. – Internet Trends 2013

            85% of people prefer mobile apps to mobile websites - WebDAM 2014

            40% of CNN’s website traffic came from mobile in 2013 – CNN 2014

            En route to the store, 70 percent of smartphone shoppers use a store locator to plan their shopping trip – Nielsen 2013

            Mobile coupons are redeemed 10 times as often as traditional coupons. – eMarketer 2013

Competition

There are many companies who compete directly with both our App development products and services and with our Hang w/ mobile video operations.  These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

We believe that we are one of the leaders in the App custom development sector for advertising, web development and specialty mobile companies.

We believe Hang w/ can fill a yet-to-be-taken spot on the landscape for a live-streaming, mobile, social-media leader. While no exact competitor exists today, elements of Hang w/ exist in other platforms. Mobile videos, albeit shorter form and not live, are shared today by Instagram, Vine and others. Live streaming is currently being supported for specific accounts by YouTube and by other platforms such as Ustream and Livestream.

App Developers Alliance

MEDL is a founding member and holds a board seat on the App Developers Alliance, a Washington D.C.-based organization that represents the concerns of more than 30,000 app developers.

Intellectual Property and Proprietary Rights

Our intellectual property and proprietary rights consist of (i) a patent-pending algorithmic that learns user behavior and then makes recommendations based upon this user behavior, and (ii) software copyrights and knowhow. When developing Apps for third party customers, we typically we own all tools, code, subroutines and processes contained within all of our Apps developed for custom development clients. This allows us to improve time to market and lower costs while continuing to provide cutting edge development for our clients.

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

Employees

As of December 31, 2013, we had 26 full-time employees and 2 part-time employees.  None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be very good.

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

Our MEDL Mobile, Inc. App development subsidiary was incorporated in the state of California in March 2009 but has only conducted significant operations since 2011. Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. Similarly, we formed Hang With, Inc. in November 2012, and our “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013. Accordingly, Hang With also only has a limited operating history. For us, for both our App development business and the Hang With business, these risks include:

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

As of December 31, 2013, we had an accumulated deficit of $7,533,214 and working capital of $653,997.   We have reported net losses of $2,892,198 and $2,833,430 for the years ended December 31, 2013 and 2012, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve consistent profitability.  In order to achieve profitable operations we need to significantly increase our revenues or significantly reduce our costs.   We cannot be certain that we will become consistently profitable. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions or consistently obtaining profits from operations.

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

We face significant competition in every aspect of our business. The mobile application industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of mobile Apps and related products and services to be introduced. Our competitors that develop Apps vary in size and include publicly traded companies such as Electronic Arts Inc., Zynga and The Walt Disney Company and privately-held companies such as Rovio Entertainment Ltd., Crowd Star, Inc., Pocket Gems, Inc., Halfbrick Studios PTY Ltd. and Defiant Development PTY Ltd.   These companies may already have an established market in our industry.  Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

Our Hang With subsidiary also faces substantial competition. The mobile video broadcasting market is rapidly developing, and other, larger companies are also releasing mobile video products that, directly or indirectly, compete with Hang With. These other indirect competitors include Instagram, Vine, YouTube and other platforms such as Ustream and Livestream. We also face competition from companies that provide web-based and mobile-based information and entertainment products that are designed to engage users and capture time spent on mobile devices.

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

On February 28, 2012, we acquired Inedible Software LLC (“Inedible”), a developer of mobile apps and mobile app technologies whose principal asset was a customer list. While the acquisition of Inedible was structured as a purchase of an entity, we did not acquire any ongoing business operations and the purpose of the transaction was to acquire Inedible’s customer list as a conduit to Apple for future potential. We intend to continue to pursue acquisitions that are complementary to our existing business and the breadth of our offerings. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Since we expect the mobile App industry to consolidate in the future, we may face significant competition in executing this element of our growth strategy. Future acquisitions or investments could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could adversely affect our financial condition and results of operations. The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits.

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

Risks Relating to our Organization and our Common Stock

We are subject to Section 15(d) under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information required pursuant to Section 12.

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

As of March 31, 2014 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 42.49% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Exercise of options and warrants will dilute your percentage of ownership.

As of December 31, 2013, we had options to purchase 5,728,400 shares of our common stock outstanding and may issue additional options to purchase up to an aggregate of 3,746,335 additional shares of common stock under our 2011 Equity Incentive Plan, as amended, as future grants and we have a warrant to purchase 3,000,000 shares of our common stock outstanding. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

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

We are subject to the reporting requirements of federal securities laws which can be expensive and may divert resources from other projects, thus impairing our ability grow.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders has caused our expenses to be higher than they would have been if MEDL had remained privately held and did not consummate the share exchange.

The Sarbanes-Oxley Act and the Dodd-Frank Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these new rules and regulations increased our compliance costs in 2012 and 2013 and have made certain activities more time consuming and costly. We expect these costs to continue to rise in future years. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Our management’s relative lack of public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage.

Two of our three officers and directors have limited experience in managing and operating a public company.  Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, prospects, results of operations and financial condition.  Further, two of our three officers and directors have minimal public company experience so we may have to spend more time and money to comply with legally mandated corporate governance policies than our competitors whose entire management teams have public company experience.

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

We anticipate having our common stock continue to be quoted for trading on the OTCQB market, however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for such listing and remains listed on the OTCQB market, or is suspended from the OTCQB market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are quoted for trading on the OTCQB market, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our shareholders may be subjected to enhanced regulatory scrutiny due to the small number of holders who own registered shares of our common stock publicly available for resale, and the limited trading markets in which such shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board or the OTCQB Marketplace (Pink OTC) or pink sheets. Until such time as ample restricted shares of the Company are registered or available for resale under Rule 144, there will continue to be a small percentage of shares held by a small number of investors, many of whom acquired such shares in privately negotiated purchase and sale transactions that will constitute the majority of the available trading market. The Supreme Court has stated that manipulative action is a term of art connoting intentional or willful conduct designed to deceive or defraud investors by controlling or artificially affecting the price of securities. Often times, manipulation is associated by regulators with forces that upset the supply and demand factors that would normally determine trading prices. Only a small percentage of our outstanding common stock is available for trading, held by a small number of individuals or entities. Accordingly, the supply of common stock for sale may be limited for an indeterminate amount of time, which could result in higher bids, asks or sales prices than would otherwise exist. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that our or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock, will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices occupy approximately 6,800 square feet in Fountain Valley, California under a non-cancelable sublease agreement through November 2015. The agreement is a sub-lease for approximately 6,800 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The term of the lease is from January 1, 2011 and ends on November 30, 2015. In addition, we are party to a non-cancelable lease agreement for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of the lease is from May 1, 2012 and ends on November 30, 2015. We subleased the 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA, with the landlord’s approval, to an independent third party from September 1, 2013 through November 30, 2015. Future minimum rent payments for the two leases are $164,032 in 2014, $161,284 in 2015 and such amounts are offset by future minimum lease rental income from the sublease to the third party of $61,547 in 2014 and $56,418 in 2015. We sublease the 6,800 square feet property from a company that Mr. Maltin, our Chief Executive Officer, and his wife are shareholders.  We believe that our facilities are leased at market rates.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. In addition, we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are involved in that is adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since June 28, 2011 our common stock has been listed on OTCQB market under the symbol MEDL. Prior to June 28, 2011, there was no market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB market, and the high and low sales prices as reported on OTCQB market.

Fiscal year 2012	High	Low
First Quarter	$1.15	$0.80
Second Quarter	$1.07	$0.30
Third Quarter	$0.43	$0.17
Fourth Quarter	$0.30	$0.07
Fiscal year 2013	High	Low
First Quarter	$0.51	$0.13
Second Quarter	$0.44	$0.222
Third Quarter	$0.35	$0.26
Fourth Quarter	$0.35	$0.235
Fiscal year 2014	High	Low
First Quarter	$0.51	$0.13

On December 31, 2013, the last reported sales price was $0.255 and on March 28, 2014 the last reported sale price was $0.22. According to the records of our transfer agent, as of March 28, 2014, there were approximately 31 holders of record of our common stock, which does not include beneficial owners of shares held in the name of brokers or other nominees.

Penny Stock Regulations

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock falls within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000, or $300,000 together with their spouse).

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	5,728,400	$.29	3,746,335
Equity compensation plans not approved by security holders	-	-	-

Total	5,728,400	$.29	3,746,335

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2013 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K:

On December 23, 2013, the Company issued 380,000 shares of common stock at $0.25 per share, valued at $95,000, to two (2) individuals as payment for certain outstanding obligations.

On December 31, 2013, in connection with a strategic license agreement with a celebrity, the Company issued 5,000 shares of common stock, valued at $1,300, to the celebrity.

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

Historical Overview

On June 24, 2011, we acquired MEDL Mobile, Inc., a California corporation (“MEDL”), which became our wholly owned subsidiary.  In connection with this acquisition, we changed our name from Resume in Minutes, Inc. to MEDL Mobile Holdings, Inc., discontinued our former business, and succeeded to the software business of MEDL Mobile, Inc. as our primary line of business.

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

On November 2, 2102, we formed Hang With, Inc. to focus on creating a live social mobile video platform. The App is called “Hang w/” and was approved for release by Apple on March 20, 2013. This new App provides an important new channel of advertising revenue. As of the date of this Report, “Hang w/” is available for download on the Apple App Store. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. “Hang w/” allows live real-time video to be sent from one phone to many. We intend to generate revenues from advertisement seen by the viewer before watching a live video feed sent directly from the broadcaster’s smartphone camera and a post-roll advertisement at the end of the broadcast. Because we want Hang w/ to be adopted by a larger number of users before we implement our advertising strategy, we have not released any such advertisements on Hang w/.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table presents our results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Change	% Change
Revenues	$2,310,815	$3,391,182	$(1,080,367)	-32%

Cost of goods sold	1,046,692	2,287,764	(1,241,072)	-54%

Gross profit	1,264,123	1,103,418	160,705	15%

Expenses:
Selling, general and administrative	4,522,426	4,432,294	90,132	2%

Loss from operations	(3,258,303)	(3,328,876)	(70,573)	-2%

Other income (expense):
Change in fair value of warrants	(57,247)	495,446	(552,693)	-112%
Interest expense	(21,338)	—	21,338	100%
Total other income (expense)	(78,585)	495,446	(574,031)	-116%

Net loss before provision for income taxes	(3,336,888)	(2,833,430)	503,458	18%
Provision for income taxes	—	—	—	-%

Net loss	(3,336,888)	(2,833,430)	503,458	18%

Less: Net loss attributable to non-controlling interest	444,690	—	444,690	100%

Net loss attributable to MEDL Mobile Holdings, Inc.	$(2,892,198)	$(2,833,430)	$58,768	2%

Revenues

Revenues primarily consisted of fees we received for developing custom Apps for third parties. Revenues for the year ended December 31, 2013 decreased to $2,310,815 as compared to $3,391,182 for the year ended December 31, 2012, a decrease of $1,080,367 or 32%. The decrease is primarily attributable to a reduction in the development of customized mobile applications for third parties during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due our focus on the development and expansion of the “Hang w/” App in 2013. Hang With pays us for providing product development and maintenance services for live their social mobile video App.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for the year ended December 31, 2013 decreased to $1,046,692 as compared to $2,287,764 for the year ended December 31, 2012, a decrease of $1,241,072 or 54%. The decrease is primarily due to the reduction in employees and outside contractors needed because of the reduction in the development of customized mobile applications for third parties in order to focus on the development and expansion of the “Hang w/” App. The costs of goods sold for the development of the “Hang w/” App are eliminated in consolidation because we own 75.77% of Hang With as of December 31, 2013.  In addition, having fewer customers in 2013 versus 2012, and having an additional year of experience, allowed us to plan better and more effectively manage the custom development projects. During the year ended 2012, some of our custom development projects required more work than we anticipated when we submitted our bid for the work, which required us to deploy more resources to produce the mobile applications finished product for our customers.

Gross Profit

Gross profit for the year ended December 31, 2013 increased to $1,264,123 as compared to $1,103,418 for the year ended December 31, 2012, an increase of $160,705 or 15%. The gross profit increased due to better planning, bidding and management of our custom development projects. Some of our custom development projects in 2012 required more work than we anticipated when we submitted our bid for the work, which increased our costs to produce the custom mobile applications for our customers.

Selling, general and administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 increased to $4,522,426 as compared to $4,432,294 for the year ended December 31, 2012, an increase of $90,132 or 2%. The slight increase is primarily attributable to our shift in focus from the development of customized mobile applications for third parties to the development and expansion of the “Hang w/” App. Reducing the number of customized mobile applications we build for third parties, and a focused effort to reduce costs, allowed for various cutbacks resulting in a $1,223,544 decrease in payroll and contract labor costs, a $318,563 decrease in marketing expense, a $102,664 decrease in bad debt expense, a $53,016 decrease in rent expense and a net $7,387 decrease in other general and administrative expenses. In addition, better management of legal and other professional fees resulted in a $407,864 decrease in legal, accounting and other professional fees. These reductions were offset by an increase of $2,202,475 in expenses for our Hang With, Inc. subsidiary, a $39,156 increase in insurance expense and a $59,194 increase in stock option expenses.

Other Income/Expenses

Other expense for the year ended December 31, 2013 was $78,585 as compared to other income of $495,446 for year ended December 31, 2012, a decrease of $574,031 or 116%. $552,692 of the decrease is attributable to the warrants issued in a private placement in March 2012 being valued at $501,588 on the date of issuance but only having a fair value of $6,142 as of December 31, 2102, resulting in other income of $495,446 as of December 31, 2012, and the fair value of the warrants as of December 31, 2013 being $63,389, resulting in other expense of $57,247 for the year ended December 31, 2103. The remaining decrease relates to $21,338 of interest expense on the $500,000 line of credit in 2013. Since the line of credit was not in place in 2012, we did not incur interest expense in 2012.

Net Loss

Net loss for the year ended December 31, 2013 increased to $2,892,198 as compared to $2,833,430 for the year ended December 31, 2012, an increase of $58,768 or 2%. The increased loss was a result of the increase in costs at a faster rate than the revenue growth of the company as discussed above. The slight increase in net loss was primarily the result of our shift in focus from the development of customized mobile applications for third parties to the development and expansion of the “Hang w/” App, as well as the fluctuations in the fair value of warrants, as noted above.

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

To date we have financed our operations through internally generated revenue from operations, the sale of equity securities, borrowings under a line of credit and shareholder loans.

At December 31, 2013 and 2012, we had cash of $887,322 and $112,745, respectively and as of December 31, 2013 we had working capital of $653,997 and a working capital deficit of $120,663 as of December 31, 2012.  During 2013 our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $2,744,502 from the sale of shares of Hang With common stock to accredited investors. These funds are intended to be used to fund Hang With’s product development and commercialization efforts. Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs. In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the year ended December 31, 2013 was $2,523,938 compared to net cash used in operating activities of $2,367,792 for the year ended December 31, 2012.  The $156,146 increase in net cash used in operating activities was partially attributable to the $58,768 increase in net loss and primarily attributable to the 347,522 reduction in accounts payable and accrued expenses, offset by various other fluctuations.  Net cash used in investing activities for the year ended December 31, 2013 was $5,649 as compared to $83,045 for the year ended December 31, 2012. The decrease in net cash used in investing activities was due to decreases in the amount of computer equipment purchased. Net cash provided by financing activities for the year ended December 31, 2013 was $3,304,164 as compared to net cash provided by financing activities of $1,448,275 for the year ended December 31, 2012. Net cash provided by financing activities reflects the $2,744,502 raised by our subsidiary, Hang With, Inc., in a private placement, $550,000 of net proceeds from a private placement described below that closed on December 31, 2013 and $9,662 received for the exercise of stock options. Net cash provided by financing activities for the period ended December 31, 2012 was the result of $1,485,000 of net proceeds from a private placement of our common stock that closed on March 28, 2012 and $3,275 received for the exercise of stock options.

To date we have financed our operations through internally generated revenue from operations, the sale of equity, borrowings under a line of credit, the issuance of notes and loans from a shareholder.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. All borrowed funds from the Line are secured by all of our assets. Although we have, from time to time, borrowed funds under the Line, we had fully repaid all such borrowings as of December 31, 2013.

On December 31, 2013, we completed a sale to one (1) investor pursuant to a Securities Purchase Agreement of 2,000,000 shares of the Company’s common stock at a price of $0.275 per share (“Financing”). On December 31, 2013, the Company and the investor also entered into an Amendment and Consent Agreement to amend certain terms of the March 28, 2012 Securities Purchase Agreement and Warrant agreements to, among other things, obtain consent for the Financing and eliminate certain restrictions placed on the Company.   In connection with the Amendment and Consent Agreement, the investor agreed to a warrant reset price of $0.30, instead of a warrant reset price of $.0275 that would have been required due to the Financing. Also in connection with the Amendment and Consent Agreement and the Financing, the Company issued the investor 2,454,545 shares of the Company’s common stock.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report for the year ended December 31, 2013. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

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

We also generate revenue from in-App advertising and the sale of Apps through the Apple store and other App marketplaces. Revenue from advertising is recognized in the period that the ad impressions are delivered, on an accrual basis. Revenue from the sale of Apps is recognized in the period the App is sold to the end user, on an accrual basis.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MEDL Mobile Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MEDL Mobile Holdings, Inc. ("the Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss and net cash used in operations of $2,892,198 and $2,523,938, respectively, for the year ended December 31, 2013 and an accumulated deficit of $7,533,214 at December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 31, 2014

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash	$887,322	$112,745
Accounts receivable, net	177,947	411,747
Prepaid expenses	35,381	85,631
Total current assets	1,100,650	610,123

Fixed assets, net of depreciation	38,446	106,530

Other assets:
Security deposits	14,847	21,147
Investment in marketable securities	50,000	—
Intangible asset-customer base, net of amortization	78,000	114,000
Total other assets:	142,847	135,147

Total assets	$1,281,943	$851,800

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$262,354	$674,494
Accrued compensation expenses	120,910	56,292
Derivative liability	63,389	6,142
Total current liabilities:	446,653	736,928

Long term liabilities:
Deferred lease	26,684	35,317
Security deposit payable	5,200	—
Total long term liabilities	31,884	35,317

Total liabilities	478,537	772,245

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 50,021,711 and 43,982,309 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	50,022	43,983
Additional paid-in capital	8,731,288	4,676,588
Accumulated deficit	(7,533,214)	(4,641,016)

Total MEDL Mobile Holdings, Inc. stockholders' equity	1,248,096	79,555

Non-controlling interest in subsidiary	(444,690)	—

Total stockholders' equity	803,406	79,555

Total liabilities and stockholders' equity	$1,281,943	$851,800

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012
Revenues	$2,310,815	$3,391,182

Cost of goods sold	1,046,692	2,287,764

Gross profit	1,264,123	1,103,418

Expenses:
Selling, general and administrative	4,522,426	4,432,294
Total expenses	4,522,426	4,432,294

Net loss before other income (expense)	(3,258,303)	(3,328,876)

Other income (expense):
Change in fair value of warrants	(57,247)	495,446
Interest expense	(21,338)	—
Total other income (expense)	(78,585)	495,446

Net loss before provision for income taxes	(3,336,888)	(2,833,430)
Provision for income taxes	—	—

Net loss	(3,336,888)	(2,833,430)

Net loss attributable to non-controlling interest	444,690	—

Net loss attributable to MEDL Mobile Holdings, Inc.	$(2,892,198)	$(2,833,430)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.06)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	44,570,714	42,720,557

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional
	Common Stock		Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2011	40,025,000	$40,025	$3,122,520	$(1,807,586)	$—	$1,354,959

Proceeds from issuance of common stock	3,000,000	3,000	1,482,000	—	—	1,485,000
Shares issued for subsidiary acquisition	442,542	443	220,829	—	—	221,272
Common stock issued for services	501,667	502	129,298	—	—	129,800
Stock based compensation in connection with options granted	—	—	220,267	—	—	220,267
Change in derivative liability for value of warrants	—	—	(501,588)	—	—	(501,588)
Common stock issued for options exercised	13,100	13	3,262	—	—	3,275
Net loss	—	—	—	(2,833,430)	—	(2,833,430)

Balance at December 31, 2012	43,982,309	43,983	4,676,588	(4,641,016)	—	79,555

Proceeds from issuance of common stock	4,454,545	4,455	545,545	—	—	550,000
Common stock issued for services	1,385,000	1,385	442,665	—	—	444,050
Common stock issued for investment	147,692	147	49,853	—	—	50,000
Common stock issued for options exercised	52,165	52	9,610	—	—	9,662
Proceeds from issuance of Hang With Common Stock	—	—	2,744,502	—	—	2,744,502
Stock based compensation in connection with options granted	—	—	262,525	—	—	262,525
Net loss	—	—	—	(2,892,198)	(444,690)	(3,336,888)

Balance at December 31, 2013	50,021,711	$50,022	$8,731,288	$(7,533,214)	$(444,690)	$803,406

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,892,198)	$(2,833,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,733	70,512
Stock based compensation on options granted	262,525	220,267
Change in fair value of derivative liability	57,247	(495,446)
Common stock issued for services	444,050	129,800
Change in allowance for doubtful accounts	8,600	(105,900)
Non-controlling interest	(444,690)	—
Changes in operating assets and liabilities:
Accounts receivable	225,200	173,329
Prepaid expenses	50,250	1,441
Security deposits	6,300	(1,290)
Accounts payable and accrued expenses	(347,522)	447,857
Security deposit payable	5,200	—
Deferred lease	(8,633)	25,068
Net cash used in operating activities	(2,523,938)	(2,367,792)

Cash flows from investing activities:
Purchase of office equipment	(5,649)	(83,045)
Net cash used in investing activities	(5,649)	(83,045)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,662	3,275
Proceeds from issuance of common stock	550,000	1,485,000
Proceeds from issuance of subsidiary common stock	2,744,502	—
Net cash provided by financing activities	3,304,164	1,488,275

Net increase (decrease) in cash	774,577	(962,562)

Cash at beginning of period	112,745	1,075,307

Cash at end of period	$887,322	$112,745

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$21,338	$—
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for investment in marketable securities	$50,000	$—
Value of shares issued for acquisition	$—	$221,272
Acquisition of a software company-intangible asset- customer base	$—	$144,000
Prepaid consulting fees related to acquisition	$—	$77,272
Derivative liability	$57,247	$6,142

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

MEDL Mobile Holdings, Inc. (the “Registrant”) through its wholly owned subsidiary, MEDL Mobile, Inc. (“MEDL” and together with the Registrant, “we”, “our”, “us”, or the “Company”) is a developer, incubator, marketer and aggregator of mobile application software, or “Apps”.

The Registrant was incorporated in Nevada on May 22, 2008.  On June 24, 2011, the Registrant acquired MEDL Mobile, Inc. (“MEDL” and together with the Registrant, “we,” “our,” “us,” or the “Company”), a California corporation, and the business of MEDL became the sole line of business of the Registrant.

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast. As of December 31, 2013, we own 75.77% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $2,892,198 for the year ended December 31, 2013, has incurred losses since inception resulting in an accumulated deficit of $7,533,214 as of December 31, 2013, and has had negative cash flows from operating activities since inception.  The Company anticipates further losses in the development of its business.

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

Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission”). It is management's opinion, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk. As of December 31, 2013 and 2012, the Company has no cash equivalents.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to bad debt expense and a credit to trade accounts receivable.  Management has determined that the allowance for doubtful accounts at December 31, 2013 and 2012 is $10,700 and $2,100, respectively.

Accounts receivable are due within 30 to 90 days and collateral is not required.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”) which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2013 no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred. For the years ended December 31, 2013 and 2012, research and development totaled $42,969 and $126,247, respectively.

Fixed Assets

Fixed assets are stated at cost.  Expenditures that materially increase the life of the assets are capitalized.  Ordinary maintenance and repairs are charged to expense as incurred.  When assets are sold or otherwise disposed of, the cost and the related accumulated depreciation and amortization are removed from the accounts and any realized gain or loss is recognized at that time.

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

Marketable Securities

Marketable securities are investments in publicly traded equity securities and are generally restricted for sale under Federal securities laws. Since these securities are often restricted, the Company is unable to liquidate them until the restriction is removed. Pursuant to ASC Topic 320,“Investments –Debt and Equity Securities” the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

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

Fair value of financial instruments at December 31, 2013:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in marketable securities	$50,000	$-	$-
Derivative liability	$-	$-	$63,389

Fair value of financial instruments at December 31, 2012:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative liability	$-	$-	$6,142

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2012 to December 31, 2013:

Conversion feature derivative liability
Balance January 1, 2012	$—
Recognition of derivative liability	501,588
Change in fair value	(495,446)
Balance December 31, 2012	$6,142
Change in fair value	57,247
Balance December 31, 2013	$63,389

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 8,728,400 and 6,497,000   at December 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share in 2013 and 2012 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2013 and 2012 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended December 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – FIXED ASSETS

Fixed assets as of December 31, 2013 and December 31, 2012 were as follows:

	Estimated Useful Lives (Years)	December 31, 2013	December 31, 2012
Computer equipment	3-5	$129,132	$124,860
Furniture and fixtures	3-5	16,521	15,144
Leasehold improvements	3-5	23,618	23,618
		169,271	163,622

Less: accumulated depreciation		(130,825)	(57,092)
Fixed assets, net		$38,446	$106,530

There was $73,733 and $40,512 charged to operations for depreciation expense for the years ended December 31, 2013 and 2012, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2013 and 2012 were as follows:

	Estimated Useful Life (Years)	December 31, 2013	December 31, 2012
Intangible asset - customer base	4	$144,000	$144,000

Less: accumulated amortization		(66,000)	(30,000)
Intangible asset - customer base, net of amortization		$78,000	$114,000

There was $36,000 and $30,000 charged to operations for amortization expense for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 - PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss before non-deductible items	$(6,317,482)	$(3,687,809)
Tax rate	34%	34%
Total deferred tax assets	2,147,944	1,253,855
Less: Valuation allowance	(2,147,944)	(1,253,855)

Net deferred tax assets	$—	$—

As of December 31, 2013, the Company has a net operating loss carry forward of $6,317,482 expiring through 2033. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $894,089 in fiscal year 2013.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

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

Marketable securities are carried at fair value, with changes in unrealized gains or losses recognized as an element of comprehensive income based on changes in the fair value of the security. No change in fair value was recorded during the period ended December 31, 2013. Once liquidated, realized gains or losses on the sale of marketable securities will be reflected in the net income (loss) for the period in which the security was liquidated.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has entered into a sublease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease commenced January 1, 2011 and expires November 30, 2015. In January 2014 we increased the amount of space under this sublease from 4,500 square feet to 6,800 square feet. (See also Note 9)

We entered into a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party. For the year ended December 31, 2013, FA Corp performed $114,726 in services, of which $109,049 was paid in 2013 and $5,677 is reflected in accounts payable as of December 31, 2013. For the year ended December 31, 2012, FA Corp performed $8,187 in services and such amount was reflected in accounts payable as of December 31, 2012.

NOTE 8 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. As of December 31, 2013, all amounts borrowed under the Line have been paid back. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the year ended December 31, 2013 is $21,338.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to two non-cancelable lease agreements for office space through 2015. The first lease is a sublease for approximately 6,800 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The term of the sub-lease is from January 1, 2011 and ends on November 30, 2015.  The second lease is for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of this lease is from May 1, 2012 and ends on November 30, 2015. The Company was a party to a non-cancelable lease agreement for approximately 4,786 square feet that was located at 18350 Mt. Langley Street, Fountain Valley, CA.  The term of this lease was September 1, 2011 through February 28, 2013.

At December 31, 2013, aggregate future minimum payments under these leases are as follows:

2014	164,032
2015	161,284
Total	$325,316

The Company subleased the 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA with its landlord’s approval from September 1, 2013 through November 30, 2015, with an annual base rent of $61,547.

The rents received from this sublease will be used to offset the corresponding rental expense. The total future minimum lease rental income under the rental sublease agreement is as follows:

2014	61,547
2015	56,418
Total	$117,965

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of December 31, 2013, the Company had no outstanding shares of preferred stock.

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

On May 22, 2012, the Company entered into a consulting agreement for advisory services and agreed to issue up to 200,000 restricted shares of common stock under its 2011 Equity Incentive Plan in two tranches of 100,000 shares each. The issuance of these shares is being made under the Company’s 2011 Equity Incentive Plan. The first tranche of 100,000 shares vests on November 30, 2012, and were valued at the market price on the date of the agreement. The expense for these shares was amortized over the six-month period beginning May 22, 2012, with a total expense of $30,000. The Company had the option to terminate the agreement after six months but opted not to. The second tranche of 100,000 shares became issuable in December 2012 and vests over a six month period beginning November 22, 2012. Those 100,000 shares were valued at the market price on November 22, 2012. The expense for these shares is being amortized over the six-month period beginning November 22, 2012, with a total expense of $15,000. The 200,000 shares were issued on December 28, 2012.

On June 28, 2012, options to purchase 5,600 shares of common stock were exercised for a total exercise price of price of $1,400. The options were issued under our 2011 Equity Incentive Plan.

On July 6, 2012, options to purchase 7,500 shares of common stock were exercised for a total exercise price of price of $1,875. The options were issued under our 2011 Equity Incentive Plan.

On September 25, 2012, the Company issued under its 2011 Equity Incentive Plan 10,000 shares of common stock for advisory services at a price per share of $0.23 for total expense of $2,300.

On November 14, 2012, the Company agreed to issue under its 2011 Equity Incentive Plan 250,000 shares of common stock for accounting services to Murray Williams as the Company's new Chief Financial Officer at a price per share of $0.18 for a total amount of $45,000. The shares vest quarterly over eight (8) quarters with the first traunch of 31,250 shares vesting on Feb 2, 2013. The 250,000 shares were issued on December 28, 2012. The $45,000 amount was recorded as prepaid expense and is being amortized monthly over the 24-month vesting period. As of December 31, 2013, $26,250 has been expensed and $18,750 remains in prepaid expense to be expensed monthly through November 14, 2014.

On February 21, 2013, the Company issued 200,000 shares of common stock at $0.50 per share for $100,000 of certain outstanding legal fees.

On March 8, 2013, in connection with a strategic license agreement that granted the Company the right to sell a limited license for United States Patent Number 7,822,816, the Company issued 147,692 shares of common stock, valued at $50,000, to the licensor and the licensor issued to the Company 2,500,000 shares of the licensor’s common stock, valued at $50,000.

On June 6, 2013, the Company issued 75,000 shares of common stock at $0.50 per share, valued at $37,500, for $24,000 of certain outstanding marketing fees and $13,500 for a 4-month marketing services agreement from June to September 2013. The $13,500 expense for the shares issued for the 4-month marketing agreement was amortized over the four-month period beginning June 6, 2013.

On September 11, 2013, in connection with a strategic license agreement with a famous musician, the Company issued 725,000 shares of common stock, valued at $210,250, to the musician and his agents.

On September 30, 2013, the Company issued 33,207 shares of common stock for employee stock option exercises resulting in proceeds of $8,316.

On October 21, 2013, the Company issued 18,958 shares of common stock for an employee stock option exercise resulting in proceeds of $1,346.

On December 23, 2013, the Company issued 380,000 shares of common stock at $0.25 per share, valued at $95,000, for certain outstanding obligations.

On December 31, 2013, in connection with a strategic license agreement with a celebrity, the Company issued 5,000 shares of common stock at $.26 per share, valued at $1,300, to the celebrity.

On December 31, 2013, the Company issued to an accredited investor 4,454,545 shares of common stock resulting in proceeds of $550,000.

As of December 31, 2013, the Company has 50,021,711 shares of common stock issued and outstanding.

Warrants

The Company had warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of December 31, 2012. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  On December 31, 2013, the ratchet anti-dilution provision of those warrants resulted in the Company issuing an additional 2,000,000 warrants and the warrant price was reduced to $0.30. The Company has warrants outstanding to purchase 3,000,000 shares of common stock at $0.30 per share as of December 31, 2013. The warrants do not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $63,389 at December 31, 2013. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

December 31, 2013

Expected volatility	46.1%
Expected term	1.25 Years
Risk-free interest rate	0.14%
Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provides for the issuance of a maximum of 10,000,000 shares of common stock.   As of December 31, 2013, there were options to purchase 5,728,400 shares outstanding under the plan. Of this amount, there are vested options exercisable into 3,770,322 shares of common stock. As of December 31, 2013, the Company had 3,746,335 shares reserved for future grant under its Plan and there were 52,165 and 13,100 shares exercised during the years ended December 31, 2013 and 2012, respectively.

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

Total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2013 and 2012 is $262,525 and $220,267, respectively. For the years ended December 31, 2013 and 2012, share-based compensation expense equal to $217,928 and $158,734, respectively, is included in selling, general and administration and share-based compensation expense equal to $44,597 and $61,533, respectively, is included in cost of good sold.

There was no capitalized share-based compensation cost as of December 31, 2013 and 2012, and there were no recognized tax benefits during the years ended December 31, 2013 and 2012.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2013 and 2012:

Assumptions:

	2013	2012

Dividend yield	0.00	0.00
Risk-free interest rate	.14%	.36%
Expected volatility	46.1%	84%
Expected life (in years)	10	10

Share-Based Compensation and Options Issued to Consultants

Option activity for the year ended December 31, 2013 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2012	5,497,000	0.29	8.76	38,315
Granted	1,176,200	0.29	9.27	15,680
Exercised	(52,165)	0.19	—	3,653
Forfeited or cancelled	(892,635)	0.41	—	24,747

Options outstanding at December 31, 2013	5,728,400	0.29	7.96	82,818
Options expected to vest in the future as of December 31, 2013	1,958,078	0.28	8.21	30,505
Options exercisable at December 31, 2013	3,770,322	0.27	7.76	52,313
Options vested, exercisable and options expected to vest at December 31, 2013	5,728,400	0.29	7.96	82,818

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the closing price.

Unvested share activity for the year ended December 31, 2013 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value

Unvested balance at December 31, 2012	3,008,333	0.31
Granted	1,176,200	0.29
Vested	(1,372,279)	0.19
Cancelled/Forfeited	(854,176)	0.26
Unvested balance at December 31, 2013	1,958,078	0.28

At December 31, 2013 and 2012, there was $397,943 and $420,906, respectively, of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.14 years and 3.18 years, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On January 31, 2014, the Company issued 50,000 shares of common stock for services rendered at a price per share of $.30 for total expense of $15,000.

On March 6, 2014, the Company issued 87,165 shares of common stock for an employee stock option exercise resulting in proceeds of $6,102.

On March 21, 2014, the Company issued 1,000 shares of common stock for an employee stock option exercise resulting in proceeds of $250.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2013. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Andrew Maltin	43	Chief Executive Officer and Director
David Swartz	44	President, Secretary and Director
Murray Williams	43	Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by Andrew Maltin, our Chief Executive Officer, Dave Swartz, our President and Secretary, Murray Williams, our current Chief Financial Officer and Paul Caceres, our former Chief Financial Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Maltin Chief Executive Officer (1)
	2013	200,000	-	-	-	-	-	-	200,000
	2012	200,000	-	-	-	-	-	-	200,000
Dave Swartz President and Secretary (2)
	2013	200,000	-	-	-	-	-	-	200,000
	2012	200,000	-	-	-	-	-	-	200,000
Murray Williams Chief Financial Officer (3)
	2013	30,000	-	-	-	-	-	-	30,000
	2012	3,807	-	17,750	-	-	-	-	21,557

Paul Caceres Former Chief Financial Officer (4)
	2013	-	-	-	-	-	-	-	-
	2012	96,722	-	-	-	-	-	-	96,722

(1)	Mr. Maltin is our Chief Executive Officer and is a director.

(2)	Mr. Swartz is our President, Secretary and is a director.

(3)	Mr. Williams was hired as our Chief Financial Officer effective November 14, 2012. Mr. Williams was issued 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years with the first vesting on February 2, 2013. The closing price of our common stock on December 28, 2012, the date the shares were granted and issued to Mr. Williams, was $0.071, resulting in a value of $17,750.

(4)	Mr. Caceres was hired as our Chief Financial Officer effective December 1, 2011 and resigned on November 8, 2012.

(5)

The fair value of each stock award was estimated on the grant date using the Black-Scholes option-pricing model. See Note 10 to the financial statements for a description of the assumptions used in estimating the fair value of stock options. Options are awarded by the Board of Directors based upon many factors.  In the case of Mr. Maltin and Mr. Swartz, factors include the role each played in the founding of the Company, below market compensation for executives in their capacities, uncompensated periods of service, length of service and the desire to retain their services.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards (1)						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Andrew Maltin	750,000 (1)	-	-	$0.275	6/24/2021	-	-	-	-
Dave Swartz	750,000 (1)	-	-	$0.275	6/24/2021	-	-	-	-
Murray Williams	-	-	-	-				125,000(2)	$31,875

(1)	All options in the table above were granted on June 24, 2011 and vested one-quarter on March 4, 2010 with the balance vesting over two years in equal monthly installments, subject to continued service at each vesting date.

(2)	Mr. Williams was awarded 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years with the first vesting on February 2, 2013. The $31,875 value of the unearned shares is based on the closing price of the Company’s common stock on December 31, 2013, as reported by the OTCQB.

Equity Compensation Plan Information

On June 24, 2011, our board adopted the 2011 Equity Incentive Plan, which was subsequently amended on May 1, 2012. The 2011 Equity Incentive Plan reserves 10,000,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.  As of December 31, 2013, there were outstanding options to purchase 5,728,400 shares under the plan, of this amount there are vested options exercisable into 3,770,322 shares of common stock. As of December 31, 2013, the Company had approximately 3,746,335 shares reserved for future grant under its Plan and there have been 65,265 shares exercised since the plan was adopted.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 31, 2014 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o MEDL Mobile Holdings, Inc., 18475 Bandilier Circle, Fountain Valley, California. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 31, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

Andrew Maltin (2)	10,662,866	20.94%
David Swartz (3)	10,712,865	21.04%
Murray Williams (4)	250,000	*
Alpha Capital Anstalt (5)	6,488,781	9.9%
All executive officers and directors as a group (3 persons) (6)	21,625,731	42.49%

* Less than 1%

(1)	Based on 50,159,876 shares of common stock outstanding as of March 31, 2014.

(2)	Mr. Maltin is our Chief Executive Officer and is a director. Includes 50,000 shares of common stock held by Mr. Maltin's wife and stock options that are currently exercisable to purchase 750,000 shares of common stock.

(3)	Mr. Swartz is our President, Secretary and is a director. Includes 50,000 shares of common stock held by Mr. Swartz's wife and stock options that are currently exercisable to purchase 750,000 shares of common stock.

(4)

Mr. Williams is our Chief Financial Officer. Represents 250,000 restricted shares of our common stock under our 2011 Equity Incentive Plan vesting in eight equal quarterly installments over two years with the first vesting on February 2, 2013.

(5)

Konrad Ackerman (“Mr. Ackerman”) is the director of Alpha Capital Anstalt (“Alpha”) and in such capacity may be deemed to have voting control and investment discretion over the securities held for the account of Alpha. As a result of the foregoing, Mr. Ackerman may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of any shares of our common stock deemed to be beneficially owned by Alpha. The address of Alpha is Pradafant 7, 9490 Furstentums, Vaduz, Lichetenstein. Includes 3,000,000 shares of our common stock issuable upon exercise of warrants at $0.30 per share. We are prohibited from effecting an exercise of the warrants to the extent that, as a result of the exercise, the holder of such shares beneficially owns more than 9.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise, except that the holder may waive such restriction upon sixty-one days prior notice to us.

(6)	Includes stock options that are currently exercisable to purchase 1,500,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions.

The Company has entered into a sublease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease commenced January 1, 2011 and expires November 30, 2015. In January 2014 we increased the amount of space under this sublease from 4,500 square feet to 6,800 square feet.

We entered into a consulting agreement with FA Corp, a company owned and controlled by Mr. Williams, our Chief Financial Officer, for the provision of financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party. For the year ended December 31, 2013, FA Corp performed $114,726 in services, of which $109,049 was paid in 2013 and $5,677 is reflected in accounts payable as of December 31, 2013. For the year ended December 31, 2012, FA Corp performed $8,187 in services and such amount was reflected in accounts payable as of December 31, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $41,800 and $57,000, respectively.

Audit-Related Fees

We did not incur any fees from our independent registered public accounting firm for audit-related services during the years ended December 31, 2013 and 2012.

Tax Fees

We did not incur any fees from our independent registered public accounting firm for tax compliance or tax consulting services during the years ended December 31, 2013 and 2012.

All Other Fees

We did not incur any fees from our independent registered public accounting firm for services rendered to us, other than the services covered in "Audit Fees" for the years ended December 31, 2013 and 2012.

Pre-Approval Policies and Procedures.

We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of June 24, 2011, by and among MEDL Mobile Holdings, Inc., MEDL Mobile, Inc. and the shareholders of MEDL Mobile, Inc. (2)
3.1	Amended and Restated Articles of Incorporation of MEDL Mobile Holdings, Inc. filed June 23, 2011 (1)
3.2	Amended and Restated Bylaws of MEDL Mobile Holdings Inc. (1)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from MEDL Mobile Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.(3)

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

MEDL Mobile Holdings, Inc.
a Nevada corporation

March 31, 2014	By:	/s/ Andrew Maltin
Andrew Maltin
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Maltin	March 31, 2014
Andrew Maltin
Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Dave Swartz	March 31, 2014
Dave Swartz
President, Secretary and Director

By:	/s/ Murray Williams	March 31, 2014
Murray Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

