Form 10-Q
period 2014-03-31
MEDL Mobile Holdings, Inc.
filed 2014-05-14
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,159,876 shares of common stock as of May 13, 2014.

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

2

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$ 147,800	$ 887,322
Accounts receivable, net	366,987	177,947
Prepaid expenses	28,627	35,381
Total current assets	543,414	1,100,650

Fixed assets, net of depreciation	28,061	38,446

Other assets:
Security deposits	14,847	14,847
Marketable securities - available for sale	27,500	50,000
Intangible asset-customer base, net of amortization	69,000	78,000
Total other assets:	111,347	142,847

Total assets	$ 682,822	$ 1,281,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 288,113	$ 262,354
Accrued compensation expenses	61,199	120,910
Derivative liability	59,624	63,389
Total current liabilities:	408,936	446,653

Long term liabilities:
Deferred lease	23,681	26,684
Security deposit payable	5,200	5,200
Total long term liabilities	28,881	31,884

Total liabilities	437,817	478,537

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 50,159,876 and 50,021,711 issued and outstanding at March 31, 2014 and December 31, 2013 , respectively	50,160	50,022
Additional paid-in capital	8,793,937	8,731,288
Accumulated other comprehensive loss - marketable securities available for sale	(22,500)	-
Accumulated deficit	(7,993,705)	(7,533,214)

Total MEDL Mobile Holdings, Inc. stockholders' equity	827,892	1,248,096

Non-controlling interest in subsidiary	(582,887)	(444,690)

Total stockholders' equity	245,005	803,406

Total liabilities and stockholders' equity	$ 682,822	$ 1,281,943

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014	2013

Revenues	$ 623,291	$ 473,081

Cost of goods sold	236,650	227,552

Gross profit	386,641	245,529

Expenses:
Selling, general and administrative	987,072	1,030,792
Total expenses	987,072	1,030,792

Net loss before other income (expense)	(600,431)	(785,263)

Other income (expense):
Change in fair value of warrants	3,765	(51,337)
Interest expense	(2,022)	(2,638)
Total other income (expense)	1,743	(53,975)

Net loss before provision for income taxes	(598,688)	(839,238)
Provision for income taxes	-	-

Net loss	(598,688)	(839,238)

Net loss attributable to non-controlling interest	138,197	30,147

Net loss attributable to MEDL Mobile Holdings, Inc.	$ (460,491)	$ (809,091)

NET LOSS PER COMMON SHARE
Basic and Diluted	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	50,078,812	44,088,941

The accompanying notes are an integral part of these consolidated financial statements

5

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2014	2013

Net loss attributable to MEDL Mobile Holdings, Inc.	$ (460,491)	$ (809,091)

Other comprehensive loss:
Unrealized loss on marketable securities - available for sale	(22,500)	-

Comprehensive loss attributable to MEDL Mobile Holdings, Inc.	$ (482,991)	$ (809,091)

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(460,491)	$(809,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,385	20,782
Stock based compensation on options granted	41,435	65,786
Change in fair value of derivative liability	(3,765)	51,337
Common stock issued for services	15,000	—
Change in allowance for doubtful accounts	3,700	—
Non-controlling interest	(138,197)	(30,147)
Changes in operating assets and liabilities:
Accounts receivable	(192,740)	238,743
Prepaid expenses	6,754	35,927
Security deposits	—	6,300
Accounts payable and accrued expenses	(33,952)	(76,518)
Deferred lease	(3,003)	(3,817)
Net cash used in operating activities	(745,874)	(500,698)

Cash flows from investing activities:
Purchase of office equipment	—	(1,377)
Net cash used in investing activities	—	(1,377)

Cash flows from financing activities:
Proceeds from line of credit payable	—	193,000
Proceeds from exercise of stock options	6,352	—
Proceeds from issuance of subsidiary common stock	—	525,000
Net cash provided by financing activities	6,352	718,000

Net increase (decrease) in cash	(739,522)	215,925

Cash at beginning of period	887,322	112,745

Cash at end of period	$147,800	$328,670

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$—	$—
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized loss on marketable securities available for sale	$22,500	$—
Issuance of common stock for payment of legal fees	$—	$100,000
Issuance of common stock for investment in securities available for sale	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast. As of March 31, 2014, we own 75.77% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $460,491 for the three months ended March 31, 2014, has incurred losses since inception resulting in an accumulated deficit of $7,993,705 as of March 31, 2014, and has had negative cash flows from operating activities since inception.  The Company anticipates further losses in the development of its business.

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk. As of March 31, 2014 and December 31, 2013, the Company has no cash equivalents.

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

Fifty percent (50%) of the work is completed upon completion of these six phases and at that point in time the customer typically signs our contract and makes a nonrefundable 50% payment. We record the 50% nonrefundable payment as revenue at that point in time. When the Beta version of the App is complete, or at such other time as may be specifically agreed to in the contract, the customer is invoiced for an additional 25% of the total contract price and such payment is booked as revenue. When the App is completed and ready for App store release, the customer is invoiced for the final 25% of total contract price and such payment is booked as revenue.

We also generate revenue from in App advertising and the sale of Apps through the Apple store and other App marketplaces. Revenue from advertising is recognized in the period that the ad impressions are delivered, on an accrual basis. Revenue from the sale of Apps is recognized in the period the App is sold to the end user, on an accrual basis.

Marketable Securities Available for Sale

Securities available for sale are carried at fair value. Unrealized gains or losses on securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in the Company’s net loss for the period in which the securities are liquidated. At the end of each period, the Company evaluates the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other-than-temporary”, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

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

Fair value of financial instruments is as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level

Securities available for sale	$ 27,500	Level 1	$ 50,000	Level 1
Derivative liability	$ 59,624	Level 3	$ 63,389	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2013 to March 31, 2014:

Conversion feature derivative liability
Balance December 31, 2013	$63,389
Change in fair value	(3,765)
Balance March 31, 2014	$59,624

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 8,490,171 and 6,397,000 at March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share in 2014 and 2013 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2014 and 2013 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended March 31, 2014.

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

Recent Accounting Pronouncements

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.   We do not believe that the adoption of any recently issued accounting standards will have a material effect on our financial position and results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

In 2011 the Company entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends at November 30, 2015. In January 2014 we increased the amount of space under this sublease from 4,500 square feet to 6,800 square feet. (see Note 5 for further details).

We entered into a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing SEC reporting, financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party. For the three months ended March 31, 2014 and 2013, FA Corp earned $39,751 and $43,755 for services rendered, of which $12,975 and $15,829 was outstanding and reflected in accounts payable as of March 31, 2014 and 2013.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

Securities available for sale at March 31, 2014 consisted of the following:

	Cost	Gross Unrealized Gains/(Losses)	Gross Realized Gains/(Losses)	Fair Value

Marketable Securities available for sale	$ 50,000	$ (22,500)	$ -	$ 27,500

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

These securities are publicly traded equity securities and are currently available for sale under Federal securities laws. The fair value of our available for sale marketable securities is determined based on quoted market prices on a quarterly basis. Unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security because those changes are determined to be temporary.

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

At March 31, 2014, aggregate future minimum payments under these leases is as follows:

2014	$164,032
2015	153,098
Total	$317,130

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

2014	$46,160
2015	56,418
Total	$102,578

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

NOTE 6 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. As of March 31, 2014, all amounts borrowed under the Line have been paid back. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the three months ended March 31, 2014 and 2013 was $2,022 and $2,638.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of March 31, 2014, the Company had no outstanding shares of preferred stock.

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

On December 23, 2013, the Company issued 380,000 shares of common stock, valued at $95,000, for certain outstanding obligations.

On December 31, 2013, in connection with a strategic license agreement with a celebrity, the Company issued 5,000 shares of common stock, valued at $1,300, to the celebrity.

On December 31, 2013, the Company issued to an accredited investor 4,454,545 shares of common stock resulting in proceeds of $550,000.

On January 31, 2014, the Company issued 50,000 shares of common stock, valued at $15,000, to a consultant for business development services rendered.

On March 6, 2013, the Company issued 87,165 shares of common stock for employee stock option exercises resulting in proceeds of $6,102.

On March 21, 2014, the Company issued 1,000 shares of common stock for a stock option exercise resulting in proceeds of $250.

As of March 31, 2014, the Company has 50,159,876 shares of common stock issued and outstanding.

Hang With, Inc. Subsidiary Common Stock

The authorized common stock of Hang With, Inc. consists of 75,000,000 shares of common stock with a par value of $0.001.

Between January 10, 2013 and March 31, 2014, our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $2,744,502 from the sale of 3,198,169 shares of Hang With common stock to accredited investors. The sales of the Hang With shares were effected as private placements intended to be exempt under Rule 506 of Regulation D and Regulation S. As of March 31, 2014, non-controlling shareholders own 24.23% of Hang With. In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the 24.23% non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Warrants

The Company has warrants outstanding to purchase 3,000,000 shares of common stock at $0.30 per share as of March 31, 2014. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.30 exercise price.  The warrants do not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This resulted in a derivative liability value of $59,624 at March 31, 2014. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

March 31, 2014
Expected volatility	61.6%
Expected term	1.0 Year
Risk-free interest rate	0.13%
Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of March 31, 2014, there were options to purchase 5,490,171 shares outstanding under the Plan and approximately 3,896,000 shares remained available for future grant under the Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 was $41,435 and $65,786, respectively. For the three months ended March 31, 2014, compensation expense included in selling, general and administration is $31,085. Compensation expense included in cost of goods sold is $10,350.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions during the three months ended March 31, 2014:

Assumptions:

2014
Dividend yield	0.00
Risk-free interest rate	.13%
Expected volatility	61.6%
Expected life (in years)	10.00

Option activity for the three months ended March 31, 2014 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2013	5,728,400	0.29	7.96	$82,818
Granted	-	-	-	-
Exercised	(88,165)	0.07	-	-
Forfeited or cancelled	(150,064)	0.07	-	-
Options outstanding at March 31, 2014	5,490,171	0.28	7.62	$38,220
Options expected to vest in the future as of March 31, 2014	1,769,703	0.29	8.12	$18,620
Options exercisable at March 31, 2014	3,720,468	0.27	7.33	$19,600
Options vested, exercisable and options expected to vest at March 31, 2014	5,490,171	0.28	7.58	$38,220

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of March 31, 2014 for those awards that have an exercise price currently below the closing price.

Unvested share activity for the three months ended March 31, 2014 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2013	2,137,974	0.19
Granted	-	-
Vested	(218,207)	0.19
Cancelled	(150,064)	0.23
Forfeited	-	-
Unvested balance at March 31, 2014	1,769,703	0.20

At March 31, 2014, there was $377,693 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.05 years.

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

Organizational History

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

On November 2, 2012, we formed Hang With, Inc. to focus on creating a live social mobile video platform. Hang With, Inc. has issued shares to third party investors to fund its operations and, as a result, it now operates as a standalone company with MEDL as its largest shareholder.

Current Business

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

In November 2012, we incorporated Hang With, Inc. and transferred the Hang w/ assets to that entity. Hang With, Inc. has issued shares to third party investors to fund its operations and, as a result, it now operates as a standalone company with MEDL as its largest shareholder.

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

Application features include:

•	Live streaming broadcast from one to many with variable bit rate broadcasting and simultaneous chat
•	Push Notification powered by Parse.
•	Integrated advertising platform capable of running video and rich media
•	Integrated “Coin” monetization platform
•	24 hour moderation platform with user protections
•	#hashtag content tagging and related channels
•	Broadcasts can be scheduled or spontaneous.
•	Viewers chat with the broadcaster and with each other
•	Broadcasters can choose to broadcast in 3, 6 or 9 minute units
•	60 minute broadcasts are available for verified celebrity accounts
•	Broadcasters can choose to make archived broadcasts public or private
•	Broadcasts stream live and on-demand to web and Facebook.

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

            85% of people prefer mobile apps to mobile websites - WebDAM 2014

            40% of CNN’s website traffic came from mobile in 2013 – CNN 2014

            En route to the store, 70 percent of smartphone shoppers use a store locator to plan their shopping trip – Nielsen 2013

            Mobile coupons are redeemed 10 times as often as traditional coupons. – eMarketer 2013

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

	Three Months ended March 31,
	2014	2013	$ Change	% Change
Revenues	$623,291	$473,081	$150,210	32%
Cost of goods sold	236,650	227,552	9,098	4%
Gross profit	386,641	245,529	141,112	57%
Expenses:
Selling, general and administrative	987,072	1,030,792	(43,720)	-4%
Net loss before other income (expense)	(600,431)	(785,263)	(184,832)	-24%
Other income (expense):
Change in fair value of warrants	3,765	(51,337)	55,102	-107%
Interest expense	(2,022)	(2,638)	(616)	100%
Total other income (expense)	1,743	(53,975)	55,718	-103%
Net loss before provision for income taxes	(598,688)	(839,238)	(240,550)	-29%
Provision for income taxes	—	—	—	0%
Net loss	(598,688)	(839,238)	(240,550)	-29%
Less: Net loss attributable to non-controlling interest	138,197	30,147	108,050	100%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(460,491)	$(809,091)	$(348,600)	-43%

Revenues

Revenues primarily consisted of fees we received for developing custom Apps for third parties. Revenues for the three months ended March 31, 2014 increased to $623,291 as compared to $473,081 for the three months ended March 31, 2013, an increase of $150,210 or 32%. The increase is primarily attributable to an increase in the development of customized mobile applications for third parties during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the majority of our company focusing on launching Hang With during the period ended March 31, 2013 but in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties.   This allowed our custom App development division to achieve profitability in the quarter ended March 31, 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for the three months ended March 31, 2014 increased to $236,650 as compared to $227,552 for the three months ended March 31, 2013, an increase of $9,098 or 4%. Cost of goods sold increased only 4% even though revenues increased 32% primarily due to the elimination of legacy applications that we created in previous years that were causing us to incur additional programming costs but were not generating additional revenues. In the period ended March 31, 2014, the MEDL programmers dedicated to development of customized mobile applications mainly worked on creating new applications for third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 decreased to $987,072 as compared to 1,030,792 for the three months ended March 31, 2014, a decrease of $43,720 or 4%. The decrease is primarily attributable to a $223,325 decrease in payroll and contract labor costs and a $95,445 reduction in general expenses due to our focused effort to reduce costs and the elimination of legacy applications that required additional personnel in the period ended March 31, 2013. In addition, better management of legal and other professional fees resulted in a $36,861 decrease in legal, accounting and other professional fees. These reductions were offset by an increase of $311,822 in expenses for our Hang With, Inc. subsidiary.

Other Income/Expense

Other income for the three months ended March 31, 2014 was $1,743 is comprised of a $3,765 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $2,022 of interest expense on our $500,000 line of credit. Other expense of $53,975 for the three months ended March 31, 2013 is comprised of a $51,337 increase in the recorded fair value of warrants issued in a private placement in March 2012 plus $2,638 of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for the three months ended March 31, 2014 decreased $348,600 or 43% as compared to the three months ended March 31, 2013. The decrease in net loss was primarily the result of the majority of our custom App development division achieving profitability in the quarter ended March 31, 2014, our focused effort to reduce costs and the elimination of legacy applications that required additional personnel but did not generate additional revenues. The majority of our company focused on launching Hang With during the period ended March 31, 2013 but in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties

Liquidity and Capital Resources

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

As of March 31, 2014, we had cash of $147,800 and working capital of $134,478.  As of the date of this Quarterly Report, our Hang With subsidiary raised an aggregate of $2,744,502 from the sale of shares of Hang With common stock to accredited investors. These funds are intended to be used to fund Hang With’s product development and commercialization efforts. Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs. In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the three months ended March 31, 2014 was $745,874 compared to net cash used in operating activities of $500,698 for the three months ended March 31, 2013.  The increase in net cash used in operating activities was primarily attributable to the fluctuations in accounts receivable, offset by various other fluctuations.  Net cash used in investing activities for the three months ended March 31, 2014 was $0 as compared to $1,377 for the three months ended March 31, 2013. Net cash used in investing activities during the 2013 period resulted from the purchase of computer equipment. No such purchases were made during the 2014 period. Net cash provided by financing activities for the three months ended March 31, 2014 was $6,352 as compared to net cash provided by financing activities of $718,000 for the three months ended March 31, 2013. Net cash provided by financing activities during the 2014 period consists of proceeds received from the exercise of stock options. Net cash provided by financing activities for the 2013 period was the result of $193,000 of proceeds from a line of credit and $525,000 raised by Hang With.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. All borrowed funds from the Line are secured by all of our assets. Although we have, from time to time, borrowed funds under the Line, we had fully repaid all such borrowings as of March 31, 2014.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report dated December 31, 2013. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

•	Revenue Recognition
•	Securities Available for Sale
•	Intangible Assets
•	Fair Value of Financial Instruments
•	Goodwill and Other Intangible Assets
•	Stock-Based Compensation

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

Fifty percent (50%) of the work is completed upon completion of these six phases and at that point in time the customer typically signs our contract and makes a nonrefundable 50% payment. We record the 50% nonrefundable payment as revenue at that point in time. When the Beta version of the App is complete, or at such other time as may be specifically agreed to in the contract, the customer is invoiced for an additional 25% of the total contract price and such payment is booked as revenue. When the App is completed and ready for App store release, the customer is invoiced for the final 25% of total contract price and such payment is booked as revenue.

We also generate revenue from in App advertising and the sale of Apps through the Apple store and other App marketplaces. Revenue from advertising is recognized in the period that the ad impressions are delivered, on an accrual basis. Revenue from the sale of Apps is recognized in the period the App is sold to the end user, on an accrual basis.

Securities Available for Sale

Securities available for sale are carried at fair value. Unrealized gains or losses on securities available for sale are recognized on a periodic basis as an element of comprehensive income based on changes in the fair value of the security. Once liquidated, realized gains or losses on the sale of marketable securities available for sale will be reflected in the Company’s net loss for the period in which the securities are liquidated. At the end of each period, the Company evaluates the carrying value of the marketable securities for a decrease in value. We evaluate the company underlying these marketable securities to determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged to be “other-than-temporary”, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down is charged to earnings.

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

Fair value of financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level

Securities available for sale	$ 27,500	Level 1	$ 50,000	Level 1
Derivative liability	$ 59,624	Level 3	$ 63,389	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2013 to March 31, 2014:

Conversion feature derivative liability
Balance December 31, 2013	$63,389
Change in fair value	(3,765)
Balance March 31, 2014	$59,624

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended March 31, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2014, the company issued 50,000 shares of common stock, valued at $15,000, to a consultant for business development services. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101**	The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

May 13, 2014	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)
May 13, 2014	By: /s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)

