Form 10-Q
period 2014-06-30
MEDL Mobile Holdings, Inc.
filed 2014-08-08
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,159,876 shares of common stock as of August 8, 2014.

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$87,012	$887,322
Accounts receivable, net	355,626	177,947
Prepaid expenses	23,070	35,381
Total current assets	465,708	1,100,650

Fixed assets, net of depreciation	20,438	38,446

Other assets:
Security deposits	13,887	14,847
Marketable securities - available for sale	44,500	50,000
Intangible asset-customer base, net of amortization	60,000	78,000
Total other assets:	118,387	142,847

Total assets	$604,533	$1,281,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$235,714	$262,354
Accrued compensation expenses	119,907	120,910
Derivative liability	24,840	63,389
Total current liabilities:	380,461	446,653

Long term liabilities:
Deferred lease	20,678	26,684
Line of credit payable	90,250	—
Security deposit payable	5,200	5,200
Total long term liabilities	116,128	31,884

Total liabilities	496,589	478,537

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 50,159,876 and 50,021,711 issued and outstanding at June 30, 2014 and December 31, 2013 , respectively	50,160	50,022
Additional paid-in capital	9,266,895	8,731,288
Accumulated other comprehensive loss - marketable securities available for sale	(5,500)	—
Accumulated deficit	(8,480,977)	(7,533,214)

Total MEDL Mobile Holdings, Inc. stockholders' equity	830,578	1,248,096

Non-controlling interest in subsidiary	(722,634)	(444,690)

Total stockholders' equity	107,944	803,406

Total liabilities and stockholders' equity	$604,533	$1,281,943

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues	$589,102	$409,955	$1,212,393	$883,035

Cost of goods sold	348,149	345,128	584,799	577,682

Gross profit	240,953	64,827	627,594	305,353

Expenses:
Selling, general and administrative	899,678	1,015,746	1,886,753	2,046,920
Total expenses	899,678	1,015,746	1,886,753	2,046,920

Net loss before other income (expense)	(658,725)	(950,919)	(1,259,159)	(1,741,567)

Other income (expense):
Change in fair value of warrants	34,784	57,479	38,549	6,142
Interest expense	(3,078)	(11,358)	(5,100)	(13,995)
Total other income (expense)	31,706	46,121	33,449	(7,853)

Net loss before provision for income taxes	(627,019)	(904,798)	(1,225,710)	(1,749,420)
Provision for income taxes	—	—	—	—

Net loss	(627,019)	(904,798)	(1,225,710)	(1,749,420)

Net loss attributable to non-controlling interest	139,747	69,684	277,944	99,831

Net loss attributable to MEDL Mobile Holdings, Inc.	$(487,272)	$(835,114)	$(947,766)	$(1,649,589)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	50,159,876	44,350,001	50,120,112	44,221,403

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss attributable to MEDL Mobile Holdings, Inc.	$(487,272)	$(835,114)	$(947,766)	$(1,649,589)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities - available for sale	17,000	—	(5,500)	—

Comprehensive loss attributable to MEDL Mobile Holdings, Inc.	$(470,272)	$(835,114)	$(953,266)	$(1,649,589)

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2014	2013

Cash flows from operating activities:
Net loss	$(947,766)	$(1,649,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,933	41,564
Stock based compensation on options granted	114,430	149,525
Change in fair value of derivative liability	(38,549)	(6,142)
Common stock issued for services	15,000	—
Change in allowance for doubtful accounts	3,700	—
Non-controlling interest	(277,944)	(99,831)
Changes in operating assets and liabilities:
Accounts receivable	(181,379)	247,513
Prepaid expenses	12,311	32,098
Security deposits	960	6,300
Accounts payable and accrued expenses	(27,640)	(35,015)
Deferred lease	(6,006)	(5,101)
Net cash used in operating activities	(1,295,950)	(1,318,678)

Cash flows from investing activities:
Purchase of office equipment	(925)	(1,377)
Net cash used in investing activities	(925)	(1,377)

Cash flows from financing activities:
Proceeds from line of credit payable	90,250	500,000
Proceeds from exercise of stock options	6,352	—
Proceeds from issuance of subsidiary stock	399,963	720,000
Net cash provided by financing activities	496,565	1,220,000

Net decrease in cash	(800,310)	(100,055)

Cash at beginning of period	887,322	112,745

Cash at end of period	$87,012	$12,690

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$4,950	$13,995
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized loss on marketable securities available for sale	$5,500	$—
Issuance of common stock for accrued expense	$—	$137,500
Issuance of common stock for investment in securities available for sale	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation. Hang With has 75,000,000 authorized shares of common stock with a par value of $0.001 per share and 20,000,000 authorized shares of preferred stock with a par value of $.001. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast. As of June 30, 2014, we own 74.27% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $947,766 for the six months ended June 30, 2014, has incurred losses since inception resulting in an accumulated deficit of $8,480,977 as of June 30, 2014, and has had negative cash flows from operating activities since inception.  The Company anticipates further losses in the development of its business.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all of the entities that make up the Company.  All significant inter-company balances and transactions have been consolidated.

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

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk. As of June 30, 2014 and December 31, 2013, the Company has no cash equivalents.

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

Fair value of financial instruments is as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level

Securities available for sale	$ 44,500	Level 1	$ 50,000	Level 1
Derivative liability	$ 24,840	Level 3	$ 63,389	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2013 to June 30, 2014:

Conversion Feature Derivative Liability
Balance December 31, 2013	$63,389
Change in fair value	(38,549)
Balance June 30, 2014	$24,840

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 6,098,400 and 5,367,007 at June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share in 2014 and 2013 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2014 and 2013 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended June 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services transferred to its customers. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

We entered into a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing SEC reporting, financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party. For the three and six months ended June 30, 2014, FA Corp earned $25,309 and $65,554, respectively for services rendered and for the three and six months ended June 30, 2013, FA Corp earned $18,118 and $61,873, respectively for services rendered. As of June 30, 2014 and December 31, 2013, $2,784 and $5,687, respectively was included in accounts payable

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

Securities available for sale at June 30, 2014 consisted of the following:

	Cost	Gross Unrealized Gains/(Losses)	Gross Realized Gains/(Losses)	Fair Value

Marketable Securities available for sale	$ 50,000	$ (5,500)	$ -	$ 44,500

These marketable securities are publicly traded equity securities and are currently available for sale under Federal securities laws. The fair value of our available for sale marketable securities is determined based on quoted market prices on a quarterly basis. Unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security because those changes are determined to be temporary.

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

At June 30, 2014, aggregate future minimum payments under these leases is as follows:

2014	$82,258
2015	153,098
Total	$235,356

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

2014	$30,774
2015	56,418
Total	$87,192

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

NOTE 6 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. As of June 30, 2014 and December 31, 2013, the outstanding balance on the Line is $90,250 and $0, respectively. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the six months ended June 30, 2014 and 2013 was $5,100 and $13,995, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company issued the following shares of common stock during the six months ended June 30, 2014:

	Value of Shares	Number of Shares
Shares issued for services rendered	$15,000	50,000
Shares issued for the exercise of stock options	6,352	88,165

Total shares issued	$21,352	138,165

Shares issued for services rendered were issued to a consultant for business development services.

Hang With, Inc. Subsidiary Common Stock

The authorized common stock of Hang With, Inc. consists of 75,000,000 shares of common stock with a par value of $0.001 per share. The authorized preferred stock of Hang With, Inc. consists of 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Between January 10, 2013 and June 30, 2014, our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $3,144,465 from the sale of 13,494,834 shares of Hang With common and preferred stock to accredited investors. The sales of the Hang With shares were effected as private placements intended to be exempt under Rule 506 of Regulation D and Regulation S. As of June 30, 2014, non-controlling shareholders own 25.73% of Hang With. In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Warrants

The Company has warrants outstanding to purchase 3,000,000 shares of common stock at $0.30 per share as of June 30, 2014. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.30 exercise price.  The warrants do not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This resulted in a derivative liability value of $24,840 at June 30, 2014. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

June 30, 2014
Expected volatility	50.6%
Expected term	0.75 Year
Risk-free interest rate	0.10%
Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of June 30, 2014, there were options to purchase 6,098,400 shares outstanding under the Plan and approximately 3,288,170 shares remained available for future grant under the Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the six months ended June 30, 2014 and 2013 was $114,430 and $149,525, respectively. For the six months ended June 30, 2014 and 2013, compensation expense included in selling, general and administration is $71,606 and $128,092, respectively. Compensation expense included in cost of goods sold for the six months ended June 30, 2014 and 2013 is $42,824 and $21,433, respectively.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions during the six months ended June 30, 2014:

Assumptions:

2014
Dividend yield	0.00
Risk-free interest rate	.10%
Expected volatility	50.6%
Expected life (in years)	10.00

Option activity for the six months ended June 30, 2014 was as follows: Please start the table from December 31, 2013

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2013	5,728,400	0.29	7.96	$82,818
Granted	692,000	0.18	9.97	$19,200
Exercised	(88,165)	-	-	N/A
Forfeited or cancelled	(233,835)	0.25	-	N/A
Options outstanding at June 30, 2014	6,098,400	0.28	7.62	$57,420
Options expected to vest in the future as of June 30, 2014	1,853,844	0.26	8.50	$31,169
Options exercisable at June 30, 2014	4,244,496	0.27	7.36	$26,251
Options vested, exercisable and options expected to vest at June 30, 2014	6,098,340	0.27	7.71	$57,420

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of June 30, 2014 for those awards that have an exercise price currently below the closing price.

Unvested share activity for the six months ended June 30, 2014 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2013	2,137,974	$0.19
Granted	692,000	$0.11
Vested	(645,110)	$0.17
Cancelled	(331,020)	$0.24
Unvested balance at June 30, 2014	1,853,844	$0.17

At June 30, 2014, there was $311,715 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 1.78 years.

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

MEDL’s business today is primarily organized in two areas of opportunity:

1.	MEDL Custom Development
1.Mission:	To develop the cutting edge standard for mobile applications across platform, operating system and classification - as work for hire on behalf of third parties.

2.	Hang With, Inc.

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

In addition to developing the App itself, we prepare for our customers, packages for sale in the Apple App Store and the Google Android Marketplace. This package includes App store copy, sample screen shots and SEO tags to improve discovery of the Apps in the App stores. We are familiar with the App stores’ requirements and our average approval time is 5-10 days.  We also work with customers to develop a custom launch plan, or to augment their existing plans. We use tools including social network marketing, viral videos, bloggers, banner marketing, public relations and integration into our clients’ existing advertising and marketing strategies to further this launch plan.  We also leverage our extensive marketing and advertising experience to work with advertising, media and PR agencies.

In addition, we provide maintenance, reporting and upgrades and also integrate third party vendors into an App to provide a complete suite of user analytics, which allows customers to track downloads, total number of App user sessions, time spent per session, features of the App accessed and advertising click-through.

Our custom development team is well versed in working closely with our clients’ in-house IT departments and other third party technology providers in order to deliver complex back-end integrations that result in simple-to-use front end user experiences.

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

In January of 2014, the Hang w/ App passed 1,000,000 downloads.

By streaming live video directly from the phone of a celebrity (“Celeb”) to the phone of a fan, we believe Hang w/ allows a Celeb to create a real-time genuine relationship - and a built-in advertising model has the ability to generate revenue. MEDL already has established a large network of celebrities using Hang w/ and is continuing to expand this network. More than just a celebrity platform, Hang w/ allows anyone with an iPhone, iPad or Android device to broadcast live to friends, family or even millions of viewers.

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

Our goal is to generate revenues from our “Hang w/” live social mobile video platform through the sale of short video advertisements that will be played before and after each live broadcast. We have not yet initiated this revenues model and we are currently permitting ad-free broadcasting over this platform.

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

            85% of people prefer mobile apps to mobile websites - WebDAM 2014

            40% of CNN’s website traffic came from mobile in 2013 – CNN 2014

            En route to the store, 70 percent of smartphone shoppers use a store locator to plan their shopping trip – Nielsen 2013

            Mobile coupons are redeemed 10 times as often as traditional coupons. – eMarketer 2013

Results of Operations

Three Months Ended June 30, 2014 (“Q2 2014”) Compared to the Three Months Ended June 30, 2013 (“Q2 2013”) (unaudited)

The following table presents our results of operations for Q2 2014 compared to Q2 2013.

	Three Months ended June 30,
	2014	2013	$ Change	% Change
Revenues	$589,102	$409,955	$179,147	44%
Cost of goods sold	348,149	345,128	3,021	1%
Gross profit	240,953	64,827	176,126	272%
Expenses:
Selling, general and administrative	899,678	1,015,746	(116,068)	-11%
Net loss before other income (expense)	(658,725)	(950,919)	(292,195)	-31%
Other income(expense):
Change in fair value of warrants	34,784	57,479	(22,695)	-39%
Interest expense	(3,078)	(11,358)	(8,280)	-73%
Total other income(expense)	31,706	46,121	(14,415)	-31%
Net loss before provision for income taxes	(627,019)	(904,798)	(277,779)	-31%
Provision for income taxes	—	—	—	0%
Net loss	(627,019)	(904,798)	(277,779)	-31%
Less: Net loss attributable to non-controlling interest	139,747	69,684	70,063	101%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(487,272)	$(835,114)	$(347,842)	-42%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties. Revenues for Q2 2014 increased to $589,102 as compared to $409,955 for Q2 2013, an increase of $179,147 or 44%. The increase is primarily attributable to an increase in the development of customized mobile applications for third parties during Q2 2014 as compared to Q2 2013 due to the majority of our company focusing on launching Hang With during the 2013 period. However, in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties. This allowed our custom App development division to increase profitability in Q2 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for Q2 2014 increased to $348,149 as compared to $345,128 for Q2 2013, an increase of $3,021 or 1%. Cost of goods sold increased only 1% even though revenues increased 44% primarily due to the elimination of legacy applications that we created in previous years that were causing us to incur additional programming costs but were not generating additional revenues. During Q2 2014, the MEDL programmers dedicated to development of customized mobile applications mainly worked on creating new applications for third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Q2 2014 decreased to $899,678 as compared to $1,015,746 for Q2 2013, a decrease of $116,068 or 11%. The decrease is primarily attributable to decreases in payroll and contract labor costs, as well as a reduction in general expenses due to our focused effort to reduce costs and the elimination of legacy applications that required additional personnel in Q2 2013. In addition, we were able to decrease legal, accounting and other professional fees through the better management of such costs.

Other Income/Expense

Other income for Q2 2014 was $31,706 and is comprised of a $34,784 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $3,078 of interest expense on our $500,000 line of credit. Other income of $46,121 for Q2 2013 is comprised of a $57,479 decrease in the recorded fair value of warrants issued in a private placement in March 2012 plus $11,358 of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for Q2 2014 decreased $347,842 or 42% as compared to Q2 2013. The decrease in net loss was primarily the result of our custom App development division increasing profitability in Q2 2014, our focused effort to reduce costs and the elimination of legacy applications that required additional personnel but did not generate additional revenues. The majority of our company focused on launching Hang With during Q2 2013 but in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 (unaudited)

The following table presents our results of operations for the six months ended June 30, 2014 compared to the six months ended June 20, 2013.

	Six Months ended June 30,
	2014	2013	$ Change	% Change
Revenues	$1,212,393	$883,035	$329,358	37%
Cost of goods sold	584,799	577,682	7,117	1%
Gross profit	627,594	305,353	322,241	106%
Expenses:
Selling, general and administrative	1,886,753	2,046,920	(160,167)	-8%
Net loss before other income (expense)	(1,259,159)	(1,741,567)	(482,408)	-28%
Other income(expense):
Change in fair value of warrants	38,549	6,142	32,407	528%
Interest expense	(5,100)	(13,995)	(8,895)	-64%
Total other income(expense)	33,449	(7,853)	41,302	-526%
Net loss before provision for income taxes	(1,225,710)	(1,749,420)	(523,710)	-30%
Provision for income taxes	-	-	-	0%
Net loss	(1,225,710)	(1,749,420)	(523,710)	-30%
Less: Net loss attributable to non-controlling interest	277,944	99,831	178,113	178%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(947,766)	$(1,649,589)	$(701,823)	-43%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties. Revenues for the six months ended June 30, 2014 increased to $1,212,393 as compared to $883,035 for the six months ended June 30, 2013, an increase of $329,358 or 37%. The increase is primarily attributable to an increase in the development of customized mobile applications for third parties during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the majority of our company focusing on launching Hang With during the 2013 period. However, in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties. This allowed our custom App development division to achieve and maintain profitability during the six months ended June 30, 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a period-to-period basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for the six months ended June 30, 2014 increased to $584,799 as compared to $577,682 for the six months ended June 30, 2013, an increase of $7,117 or 1%. Cost of goods sold increased only 1% even though revenues increased 37% primarily due to the elimination of legacy applications that we created in previous years that were causing us to incur additional programming costs but were not generating additional revenues. During the six months ended June 30, 2014, the MEDL programmers dedicated to development of customized mobile applications mainly worked on creating new applications for third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 decreased to $1,886,753 as compared to $2,046,920 for the six months ended June 30, 2013, a decrease of $160,167 or 8%. The decrease is primarily attributable to decreases in payroll and contract labor costs, as well as a reduction in general expenses due to our focused effort to reduce costs and the elimination of legacy applications that required additional personnel during the six months ended June 30, 2013. In addition, we were able to decrease legal, accounting and other professional fees through the better management of such costs.

Other Income/Expense

Other income for the six months ended June 30, 2014 was $33,449 and is comprised of a $38,549 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $5,100 of interest expense on our $500,000 line of credit. Other expense of $7,853 for the six months ended June 30, 2013 is comprised of a $6,142 decrease in the recorded fair value of warrants issued in a private placement in March 2012 plus $13,995 of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for the six months ended June 30, 2014 decreased $701,823 or 43% as compared to the six months ended June 30, 2013. The decrease in net loss was primarily the result of our custom App development division achieving and maintaining profitability during the six months ended June 30, 2014, our focused effort to reduce costs and the elimination of legacy applications that required additional personnel but did not generate additional revenues. The majority of our company focused on launching Hang With during the six months ended June 30, 2013 but in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties.

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

As of June 30, 2014, we had cash of $87,012 and working capital of $85,247.  As of June 30, 2014, our Hang With subsidiary raised an aggregate of $3,144,465 from the sale of shares of Hang With common and preferred stock to accredited investors. These funds are intended to be used to fund Hang With’s product development and commercialization efforts. Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs. In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the six months ended June 30, 2014 was $1,295,950 compared to net cash used in operating activities of $1,318,678 for the six months ended June 30, 2013.  The decrease in net cash used in operating activities was primarily attributable to the fluctuations in accounts receivable, offset by various other fluctuations.  Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $925 and $1,377 respectively, and resulted from the purchase of office equipment. Net cash provided by financing activities for the six months ended June 30, 2014 was $496,565 as compared to net cash provided by financing activities of $1,220,000 for the six months ended June 30, 2013. Net cash provided by financing activities during the 2014 period consists primarily of $90,250 of proceeds received under our line of credit and $399,963 raised by Hang With. Net cash provided by financing activities for the 2013 period consisted of $500,000 of proceeds from our line of credit and $720,000 raised by Hang With.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. All borrowed funds from the Line are secured by all of our assets. As of June 30, 2014 we had borrowed $90,250 under the Line.

On December 31, 2013, we completed a sale to one (1) investor pursuant to a Securities Purchase Agreement of 2,000,000 shares of the Company’s common stock at a price of $0.275 per share. On December 31, 2013, the Company and the investor also entered into an Amendment and Consent Agreement to amend certain terms of the March 28, 2012 Securities Purchase Agreement and Warrant agreements to, among other things, obtain consent for the Financing and eliminate certain restrictions placed on the Company.   In connection with the Amendment and Consent Agreement, the investor agreed to a warrant reset price of $0.30, instead of a warrant reset price of $.0275 that would have been required due to the Financing. Also in connection with the Amendment and Consent Agreement and the Financing, the Company issued the investor 2,454,545 shares of the Company’s common stock.

Between January 10, 2013 and June 4, 2014, Hang With raised an aggregate of $3,144,465 from the sale of shares of Hang With common and preferred stock to accredited investors in private placements. These funds were allocated to the development of Hang With’s live social mobile video App. Since we have been providing the development and maintenance services to Hang With on a fee for services basis, a portion of the funds raised by Hang With have been paid to us for these services.

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

Fair value of financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level

Securities available for sale	$44,500	Level 1	$50,000	Level 1
Derivative liability	$24,840	Level 3	$63,389	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2013 to June 30, 2014:

Conversion Feature Derivative Liability
Balance December 31, 2013	$63,389
Change in fair value	(38,549)
Balance June 30, 2014	$24,840

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended June 30, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101**	The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

August 8, 2014	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)
August 8, 2014	By: /s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)

