Form 10-Q
period 2014-09-30
MEDL Mobile Holdings, Inc.
filed 2014-11-14
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,534,876 shares of common stock as of November 14, 2014.

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$238,541	$887,322
Accounts receivable, net	269,156	177,947
Prepaid expenses	22,156	35,381
Total current assets	529,853	1,100,650

Fixed assets, net of depreciation	21,566	38,446

Other assets:
Security deposits	13,887	14,847
Marketable securities - available for sale	—	50,000
Intangible asset-customer base, net of amortization	51,000	78,000
Total other assets:	64,887	142,847

Total assets	$616,306	$1,281,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$348,481	$262,354
Accrued compensation expenses	164,843	120,910
Derivative liability	—	63,389
Total current liabilities:	513,324	446,653

Long term liabilities:
Deferred lease	17,554	26,684
Security deposit payable	5,200	5,200
Total long term liabilities	22,754	31,884

Total liabilities	536,078	478,537

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding.	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 50,159,876 and 50,021,711 issued and outstanding at September 30, 2014 and December 31, 2013 , respectively	50,160	50,022
Additional paid-in capital	9,633,629	8,731,288
Accumulated deficit	(8,732,644)	(7,533,214)

Total MEDL Mobile Holdings, Inc. stockholders' equity	951,145	1,248,096

Non-controlling interest in subsidiary	(870,917)	(444,690)

Total stockholders' equity	80,228	803,406

Total liabilities and stockholders' equity	$616,306	$1,281,943

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$909,866	$669,654	$2,122,259	$1,552,689

Cost of goods sold	387,757	217,381	972,557	795,062

Gross profit	522,109	452,273	1,149,702	757,627

Expenses:
Selling, general and administrative	929,388	1,355,229	2,816,138	3,402,247
Total expenses	929,388	1,355,229	2,816,138	3,402,247

Net loss before other income (expense)	(407,279)	(902,956)	(1,666,436)	(2,644,620)

Other income (expense):
Change in fair value of warrants	24,840	—	63,389	6,142
Interest expense	(3,835)	(4,822)	(8,935)	(18,817)
Realized loss on marketable securities	(13,676)	—	(13,676)	—
Total other income (expense)	7,329	(4,822)	40,778	(12,675)

Net loss before provision for income taxes	(399,950)	(907,778)	(1,625,658)	(2,657,295)
Provision for income taxes	—	—	—	—

Net loss	(399,950)	(907,778)	(1,625,658)	(2,657,295)

Net loss attributable to non-controlling interest	148,283	200,002	426,227	299,833

Net loss attributable to MEDL Mobile Holdings, Inc.	$(251,667)	$(707,776)	$(1,199,431)	$(2,357,462)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	50,159,876	44,576,979	50,133,561	44,334,146

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,199,431)	$(2,357,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,353	73,513
Stock based compensation on options granted	181,164	207,208
Realized loss on marketable securities	13,676	—
Change in fair value of derivative liability	(63,389)	(6,142)
Common stock issued for services	15,000	347,750
Change in allowance for doubtful accounts	3,700	8,000
Non-controlling interest	(426,227)	(299,833)
Changes in operating assets and liabilities:
Accounts receivable	(94,909)	111,958
Prepaid expenses	13,225	48,496
Security deposits	960	6,300
Accounts payable and accrued expenses	130,061	(199,744)
Security deposit payable	—	5,200
Deferred lease	(9,130)	(6,626)
Net cash used in operating activities	(1,381,947)	(2,061,382)

Cash flows from investing activities:
Proceeds from sale of marketable securities	36,324	—
Purchase of office equipment	(9,473)	(1,377)
Net cash provided by (used in) investing activities	26,851	(1,377)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,352	8,316
Proceeds from issuance of subsidiary stock	699,963	2,644,502
Net cash provided by financing activities	706,315	2,652,818

Net (decrease) increase in cash	(648,781)	590,059

Cash at beginning of period	887,322	112,745

Cash at end of period	$238,541	$702,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$8,935	$18,817
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$—	$347,750
Issuance of common stock for investment in securities available for sale	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation. Hang With has 75,000,000 authorized shares of common stock with a par value of $0.001 per share and 20,000,000 authorized shares of preferred stock with a par value of $.001. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases. Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast. As of September 30, 2014, we own 73.55% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $1,199,431 for the nine months ended September 30, 2014, has incurred losses since inception resulting in an accumulated deficit of $8,732,644 as of September 30, 2014, and has had negative cash flows from operating activities since inception.  The Company anticipates further losses in the development of its business.

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

The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk. As of September 30, 2014 and December 31, 2013, the Company has no cash equivalents.

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

Fair value of financial instruments is as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level

Securities available for sale			$ 50,000	Level 1
Derivative liability	$ -	Level 3	$ 63,389	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2013 to September 30, 2014:

Conversion feature derivative liability
Balance December 31, 2013	$63,389
Change in fair value	(63,389)
Balance September 30, 2014	$-

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 5,723,400 and 5,549,300 at September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share in 2014 and 2013 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2014 and 2013 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods and services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the potential effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 - RELATED PARTY TRANSACTIONS

In 2011 the Company entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends on November 30, 2015. In January 2014 we increased the amount of space under this sublease from 4,500 square feet to 6,800 square feet (see Note 4 for further details).

We entered into a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing SEC reporting, financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party. For the three and nine months ended September 30, 2014, FA Corp earned $27,630 and $92,115, respectively for services rendered and for the three and nine months ended September 30, 2013, FA Corp earned $28,907 and $90,780, respectively for services rendered. As of September 30, 2014 and December 31, 2013, $3,994 and $5,687, respectively was included in accounts payable

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

At September 30, 2014, aggregate future minimum payments under these leases is as follows:

2014	$41,250
2015	153,098
Total	$194,348

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

2014	$15,387
2015	56,418
Total	$71,805

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

NOTE 5 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. As of September 30, 2014 and December 31, 2013, the outstanding balance on the Line is $0 and $0, respectively. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the nine months ended September 30, 2014 and 2013 was $8,935 and $18,817, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company issued the following shares of common stock during the nine months ended September 30, 2014:

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

Between January 10, 2013 and September 30, 2014, our Hang With subsidiary raised an aggregate of $3,444,465 from the sale of 13,494,834 shares of Hang With common and preferred stock to accredited investors. The sales of the Hang With shares were effected as private placements intended to be exempt under Rule 506 of Regulation D and Regulation S. As of September 30, 2014, non-controlling shareholders own 26.45% of Hang With. In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Warrants

The Company has warrants outstanding to purchase 3,000,000 shares of common stock at $0.30 per share as of September 30, 2014. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.30 exercise price.  The warrants do not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This resulted in a derivative liability value of $0 at September 30, 2014. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

September 30, 2014
Expected volatility	36.1%
Expected term	0.50 Year
Risk-free interest rate	0.10%
Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of September 30, 2014, there were options to purchase 5,723,400 shares outstanding under the Plan and approximately 3,663,170 shares remained available for future grant under the Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the nine months ended September 30, 2014 and 2013 was $181,164 and $207,208, respectively. For the nine months ended September 30, 2014 and 2013, compensation expense included in selling, general and administration is $121,488 and $166,942, respectively. Compensation expense included in cost of goods sold for the nine months ended September 30, 2014 and 2013 is $59,676 and $40,266, respectively.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions during the nine months ended September 30, 2014:

Assumptions:

2014
Dividend yield	0.00
Risk-free interest rate	.10%
Expected volatility	36.1%
Expected life (in years)	10.00

Option activity for the nine months ended September 30, 2014 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2013	5,728,400	0.29	7.96	$82,818
Granted	692,000	—	—	$—
Exercised	(88,165)	—	—	N/A
Forfeited or cancelled	(608,835)	0.25	—	N/A
Options outstanding at September 30, 2014	5,723,400	0.28	7.53	$24,020
Options expected to vest in the future as of September 30, 2014	1,386,676	0.25	8.33	$7,858
Options exercisable at September 30, 2014	4,336,724	0.27	7.24	$16,162
Options vested, exercisable and options expected to vest at September 30, 2014	5,723400	0.27	7.50	$24,020

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of September 30, 2014 for those awards that have an exercise price currently below the closing price.

Unvested share activity for the nine months ended September 30, 2014 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2013	2,137,974	$0.19
Granted	692,000	$0.11
Vested	(1,031,307)	$0.16
Cancelled	(411,991)	$0.24
Unvested balance at September 30, 2014	1,386,676	$0.17

At September 30, 2014, there was $230,900 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 1.79 years.

NOTE 7 – SUBSEQUENT EVENTS

On October 2, 2014, the Company issued 375,000 shares of common stock pursuant to a 6-month strategic consulting agreement signed on September 8, 2014. Total compensation for the 6-month consulting agreement is 775,000 shares of the Company’s unregistered common stock. The remaining 400,000 shares are due at the rate of 100,000 per month for four months on the last day of each month beginning October 31, 2014.

On October 14, 2014, our Board of Directors approved the filing of a Certificate of Designation of Rights, Preferences and Privileges of our Series A Convertible Redeemable Preferred Stock (the "Certificate") with the Secretary of State of the State of Nevada. The Certificate provides for the authorization of a new series of Preferred Stock comprised of up to 250,000 shares (the "Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible into our Common Stock at any time at the option of the holder thereof at a conversion price of thirty cents ($0.30) per share of common stock, equal to one share of Series A Preferred Stock for six tenths (.6) of a share of common stock (subject to adjustment for stock splits, stock dividends and similar events). The shares of Series A Preferred Stock will automatically convert into our Common Stock upon the consummation of a sale of our company, whether by merger or asset sale, at the same conversion ratio. The holders of our Series A Preferred Stock are entitled to vote on all matters together with the holders of our Common Stock. Each share of Series A Preferred Stock entitles the holder thereof to that number of votes equal to the number of shares of our Common Stock into which such share is convertible, multiplied by 200. Upon the liquidation or dissolution of our company, the holders of our Series A Preferred Stock will be entitled to receive with respect to their shares, as distributions, the same consideration such holders would have received had their shares been converted into our Common Stock immediately prior to the dissolution or winding up. The Company will have the option to redeem all or any of the shares of Series A Preferred Stock any time after the third anniversary of their initial issuance, at a per-share price of $0.18. The shares of Series A Preferred Stock do not accrue dividends.

On October 14, 2014 the Company entered into a new employment agreement with each of Mr. Andrew Maltin and Mr. David Swartz, to serve as our Chief Executive Officer and President, respectively. In connection with entering into these new agreements and agreeing to terminate their existing employment agreements, each of Messrs. Maltin and Swartz were granted a cash-signing bonus of $22,500. In lieu of paying these bonuses in cash, each of Messrs. Maltin and Swartz agreed to accept 125,000 shares of our newly created Series A Preferred Stock, with a stated value of $0.18 per share.

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

Our principal executive offices are located at 18475 Bandilier Circle, Fountain Valley, California 92708, and our current telephone number at that address is (714) 617-1991. We maintain a website at: www.medlmobile.com. Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our Hang With, Inc. subsidiary also maintains a website at www.hangwith.com. Our Internet websites and the information contained therein, or connected thereto, are not, and are not intended to be, incorporated into this Annual Report on Form 10-K.

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

            85% of people prefer mobile apps to mobile websites - WebDAM 2014

            40% of CNN’s website traffic came from mobile in 2013 – CNN 2014

            En route to the store, 70 percent of smartphone shoppers use a store locator to plan their shopping trip – Nielsen 2013

            Mobile coupons are redeemed 10 times as often as traditional coupons. – eMarketer 2013

Results of Operations

Three Months Ended September 30, 2014 (“Q3 2014”) Compared to the Three Months Ended September 30, 2013 (“Q3 2013”) (unaudited)

The following table presents our results of operations for Q3 2014 compared to Q3 2013.

	Three Months ended September 30,
	2014	2013	$ Change	% Change
Revenues	$909,866	$669,654	$240,212	36%
Cost of goods sold	387,757	217,381	170,376	78%
Gross profit	522,109	452,273	69,836	15%
Expenses:
Selling, general and administrative	929,388	1,355,229	(425,841)	-31%
Net loss before other income (expense)	(407,279)	(902,956)	(495,677)	-55%
Other income (expense):
Change in fair value of warrants	24,840	—	(24,840)	100%
Interest expense	(3,835)	(4,822)	(987)	-20%
Realized loss on marketable securities	(13,676)	—	13,676	100%
Total other income (expense)	7,329	(4,822)	(12,151)	252%
Net loss before provision for income taxes	(399,950)	(907,778)	(507,828)	-50%
Provision for income taxes	—	—	—	0%
Net loss	(399,950)	(907,778)	(507,828)	-56%
Less: Net loss attributable to non-controlling interest	148,283	200,002	(51,719)	-28%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(251,667)	$(707,776)	$(456,109)	-64%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties. Revenues for Q3 2014 increased to $909,866 as compared to $669,654 for Q3 2013, an increase of $240,212 or 36%. The increase is primarily attributable to an increase in demand for our customized mobile applications during Q3 2014 as compared to Q3 2013. This allowed our custom App development division to increase profitability in Q3 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for Q3 2014 increased to $387,757 as compared to $217,381 for Q3 2013, an increase of $170,376 or 78%. The increase is primarily due to an increase in employees and outside contractors that worked on third party applications because of the increased demand for our customized mobile applications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Q3 2014 decreased to $929,388 as compared to $1,355,229 for Q3 2013, a decrease of $425,841 or 31%. The decrease is primarily attributable to decreases in payroll and contract labor costs, as well as a reduction in general expenses due to our focused effort to reduce costs and the elimination of legacy applications that required additional personnel in Q3 2013. In addition, we were able to decrease legal, accounting and other professional fees through the better management of such costs.

Other Income/Expense

Other income for Q3 2014 was $7,329 and is comprised of a $24,840 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $3,835 of interest expense on our $500,000 line of credit and a realized loss of $13,676 resulting from the sale of marketable securities. Other expense of $4,822 for Q3 2013 consists solely of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for Q3 2014 decreased $456,109 or 64% as compared to Q3 2013. The decrease in net loss was primarily the result of our custom App development division increasing profitability in Q3 2014, our focused effort to reduce costs and the elimination of legacy applications that required additional personnel but did not generate additional revenues. The majority of our company focused on launching Hang With during 2013 but in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties.

Nine Months Ended September 30, 2014 Compared to the Sine Months Ended September 30, 2013 (unaudited)

The following table presents our results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 20, 2013.

	Nine Months ended September 30,
	2014	2013	$ Change	% Change
Revenues	$2,122,259	$1,552,689	$569,570	37%
Cost of goods sold	972,557	795,062	177,495	22%
Gross profit	1,149,702	757,627	392,075	52%
Expenses:
Selling, general and administrative	2,816,138	3,402,247	(586,109)	-17%
Net loss before other income (expense)	(1,666,436)	(2,644,620)	(978,184)	-37%
Other income (expense):
Change in fair value of warrants	63,389	6,142	(57,247)	-932%
Interest expense	(8,935)	(18,817)	(9,882)	-53%
Realized loss on marketable securities	(13,676)	—	13,676	100%
Total other income (expense)	40,778	(12,675)	(53,453)	-422%
Net loss before provision for income taxes	(1,625,658)	(2,657,295)	(1,031,637)	-39%
Provision for income taxes	—	—	—	0%
Net loss	(1,625,658)	(2,657,295)	(1,031,637)	-39%
Less: Net loss attributable to non-controlling interest	426,227	299,833	126,394	42%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(1,199,431)	$(2,357,462)	$(1,158,031)	-49%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties. Revenues for the nine months ended September 30, 2014 increased to $2,122,259 as compared to $1,552,689 for the nine months ended September 30, 2013, an increase of $569,570 or 37%. The increase is primarily attributable to an increase in the development of customized mobile applications for third parties during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to an increase in demand for our customized mobile applications in 2014. This allowed our custom App development division to achieve and maintain profitability during the nine months ended September 30, 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a period-to-period basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers. Cost of goods sold for the nine months ended September 30, 2014 increased to $972,557 as compared to $795,062 for the nine months ended September 30, 2013, an increase of $177,495 or 22%. The increase is primarily due to an increase in employees and outside contractors that worked on third party applications because of the increased demand for our customized mobile applications in 2014 versus 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 decreased to $2,816,138 as compared to $3,402,247 for the nine months ended September 30, 2013, a decrease of $586,109 or 17%. The decrease is primarily attributable to decreases in payroll and contract labor costs, as well as a reduction in general expenses due to our focused effort to reduce costs and the elimination of legacy applications that required additional personnel during the nine months ended September 30, 2013. In addition, we were able to decrease legal, accounting and other professional fees through the better management of such costs.

Other Income/Expense

Other income for the nine months ended September 30, 2014 was $40,478 and is comprised of a $63,389 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $8,935 of interest expense on our $500,000 line of credit and a realized loss of $13,676 resulting from the sale of marketable securities. Other expense of $12,675 for the nine months ended September 30, 2013 is comprised of a $6,142 decrease in the recorded fair value of warrants issued in a private placement in March 2012 plus $18,817 of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for the nine months ended September 30, 2014 decreased $1,158,031 or 49% as compared to the nine months ended September 30, 2013. The decrease in net loss was primarily the result of our custom App development division achieving and maintaining profitability during the nine months ended September 30, 2014, our focused effort to reduce costs and the elimination of legacy applications that required additional personnel but did not generate additional revenues. The majority of our company focused on launching Hang With during the nine months ended September 30, 2013 but in 2014 we have a team dedicated to the Hang With application and a separate team dedicated to the development of customized mobile applications for third parties.

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

As of September 30, 2014, we had cash of $238,541 and working capital deficit of $16,529.  As of September 30, 2014, our Hang With subsidiary raised an aggregate of $3,444,465 from the sale of shares of Hang With common and preferred stock to accredited investors. These funds are intended to be used to fund Hang With’s product development and commercialization efforts. Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs. In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the nine months ended September 30, 2014 was $1,381,947 compared to net cash used in operating activities of $2,061,382 for the nine months ended September 30, 2013.  The decrease in net cash used in operating activities was primarily attributable to the fluctuations in accounts receivable, offset by various other fluctuations.  Net cash provided by (used in) investing activities for the nine months ended September 30, 2014 and 2013 was $26,851 and ($1,377) respectively, and resulted primarily proceeds received from the sale of marketable securities. Net cash provided by financing activities for the nine months ended September 30, 2014 was $706,315 as compared to net cash provided by financing activities of $2,652,818 for the nine months ended September 30, 2013. Net cash provided by financing activities during the 2014 period consists primarily of $699,963 raised by Hang With from the sale of equity securities. Net cash provided by financing activities for the 2013 period consisted primarily of $2,644,502 raised by Hang With.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. All borrowed funds from the Line are secured by all of our assets. As of September 30, 2014 we had borrowed $0 under the Line.

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

Between January 10, 2013 and September 30, 2014, Hang With raised an aggregate of $3,444,465 from the sale of shares of Hang With common and preferred stock to accredited investors in private placements. These funds were allocated to the development of Hang With’s live social mobile video App. Since we have been providing the development and maintenance services to Hang With on a fee for services basis, a portion of the funds raised by Hang With have been paid to us for these services.

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

Fair value of financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Fair Value	Input Level	Fair Value	Input Level

Securities available for sale			$50,000	Level 1
Derivative liability	$—	Level 3	$63,389	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from December 31, 2013 to September 30, 2014:

Conversion Feature Derivative Liability
Balance December 31, 2013	$63,389
Change in fair value	(63,389)
Balance September 30, 2014	$-

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101**	The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDL Mobile Holdings, Inc.

November 14, 2014	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)
November 14, 2014	By: /s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)

