Form 10-K
period 2014-12-31
MEDL Mobile Holdings, Inc.
filed 2015-03-30
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $5,382,216 as of June 30, 2014

As of March 30, 2015, there were 51,134,876 shares of the issuer's $0.001 par value common stock outstanding.

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

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, the terms “MEDL”, “Registrant,” “we,” “us,” “our,” and “the Company” refer to MEDL Mobile Holdings, Inc., a Nevada corporation that was formerly known as Resume in Minutes, Inc. prior to its name change in June 2011, and, unless the context indicates otherwise, also includes all of this company's subsidiaries through which this company conducts certain of its operations.  To the extent applicable, depending on the context of the disclosure, the terms “we,” “us,” “our,” and “our company” also includes Hang With, Inc., a Nevada corporation, in which we currently own 73.75% of the equity securities as of December 31, 2014.

Introduction

We currently operate two related businesses.  Through our MEDL Mobile, Inc. subsidiary, we have developed a proprietary system for developing mobile application software, or “Apps”. To date, we have architected, designed and developed a library of several hundred apps and related technologies designed predominately for iPhone, iTouch, iPad and Android Devices. MEDL and MEDL Apps have been featured on CNBC, BBC, ABC, CBS, NBC, CNN, in the pages and web pages of USA Today, Esquire, Billboard, Fast Company, The New York Times, The LA Times, The Chicago Tribune, The Orange County Register, The Washington Post and The Guardian; and by top sites such as Mashable, Macworld, Yahoo, Huff Post College, TNW and Gizmodo.  Multiple MEDL Apps have reached #1 in their category on the Apple App Store.  Through our Hang With, Inc. subsidiary, we operate our “Hang w/” live social mobile video platform that is available for download on iPhone and android phones via the Apple App Store and the Google Apps Marketplace.

Our principal executive offices are located at 18475 Bandilier Circle, Fountain Valley, California 92708, and our current telephone number at that address is (714) 617-1991.  We maintain a website at: www.medlmobile.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Hang With, Inc. subsidiary also maintains a website at www.hangwith.com.  Our Internet websites and the information contained therein, or connected thereto, are not, nor are they intended to be, incorporated into this Annual Report on Form 10-K.

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

Application features include:

- Live streaming broadcast from one to many with variable bit rate broadcasting and simultaneous chat

- Push Notification, user profile management, and user relational database powered by a proprietary back end system

- Integrated advertising platform capable of running video and rich media

- 24 hour moderation platform with user protections

- #hashtag content tagging and related channels

- Broadcasts can be scheduled or spontaneous

- Viewers chat with the broadcaster and with each other

- Broadcasters can live broadcast in 15 minute units

- 60 minute broadcasts are available for verified accounts

- Broadcasters can choose to make archived broadcasts public or private

- Broadcasts stream live and on-demand to web, Twitter and Facebook.

- Integrated “Coin” monetization platform

- Live broadcast filters to alter video

- Ability to broadcast live to a private audience or broadcast to a public audience but only allow a private group to chat

- Ability to save a high quality back up to the broadcaster's device

- In-app user-to-user messaging system

- Operates on IOS, Android, web and mobile web

- Offers an embed widget for users to stream live to their own websites

Hang w/ passed its first one million downloads in only nine months. We believe growth has been driven in part by celebrity social media activity, which has been shown to create spikes in downloads and activity.

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

80% of all online adults now own a smartphone. TechChrunch, January 12, 2015

Apple has sold 591 million iPhones since its launch in 2007.  – Statista.com 2015

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

Our continually growing library of “MEDL Tools” allows us to constantly improve time to market, improve functionality, cross pollinate thinking and technology, and better the quality of Apps across our entire library. We can also create entirely new Apps by combining features and functions from other Apps within the library.

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

Employees

As of December 31, 2014, we had 24 full-time employees and 2 part-time employees.  None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be very good.

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

As of December 31, 2014, we had an accumulated deficit of $9,114,236 and negative working capital of $44,865.   We have reported net losses of $1,581,022 and $2,892,198 for the years ended December 31, 2014 and 2013, respectively.  Unless our sales increase substantially in the near future, we anticipate that we will continue to incur net losses in the near term, and we may never be able to achieve consistent profitability.  In order to achieve profitable operations we need to significantly increase our revenues or significantly reduce our costs.   We cannot be certain that we will become consistently profitable. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions or consistently obtaining profits from operations.

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

As of March 30, 2015 our executive officers and directors, in the aggregate, beneficially own shares representing approximately 42.42% of our common stock. In addition, Mr. Maltin, our CEO, and Mr. Swartz, our President each own 125,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock entitles the holder thereof to 200 votes on all matters brought before the shareholders of the Company. Accordingly, Messrs. Maltin and Swartz beneficially own securities that have the right to vote 68.8% and 68.9%, respectively, on all matters brought before the shareholders of the Company.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Exercise of options and warrants will dilute your percentage of ownership.

As of December 31, 2014, we had options to purchase 8,223,400 shares of our common stock outstanding and may issue additional options to purchase up to an aggregate of 1,163,170 additional shares of common stock under our 2011 Equity Incentive Plan, as amended, as future grants and we have a warrant to purchase 3,000,000 shares of our common stock outstanding. In the future, we may grant additional stock options, warrants and convertible securities. The exercise or conversion of stock options, warrants or convertible securities will dilute the percentage ownership of our other stockholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may exercise or convert them when we would be able to obtain additional equity capital on terms more favorable than these securities.

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

We are subject to the reporting requirements of federal securities laws which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

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

The Sarbanes-Oxley Act and the Dodd-Frank Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these new rules and regulations increased our compliance costs in 2013 and 2014 and have made certain activities more time consuming and costly. We expect these costs to continue to rise in future years.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified significant deficiency related to (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices occupy approximately 6,800 square feet in Fountain Valley, California under a non-cancelable sublease agreement through November 2015.  The agreement is a sub-lease for approximately 6,800 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The term of the lease is from January 1, 2011 and ends on November 30, 2015. In addition, we are party to a non-cancelable lease agreement for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of the lease is from May 1, 2012 and ends on November 30, 2015. We subleased the 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA, with the landlord’s approval, to an independent third party from September 1, 2013 through November 30, 2015.  Future minimum rent payments for the two leases are $153,098 in 2015 and such amount is offset by future minimum lease rental income from the sublease to the third party of $56,418 in 2015. We sublease the 6,800 square feet property from a company that Mr. Maltin, our Chief Executive Officer, and his wife are shareholders.  We believe that our facilities are leased at market rates.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on us.  In addition, we are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are involved in that is adverse to us.

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

Fiscal year 2013	High	Low
First Quarter	$0.51	$0.13
Second Quarter	$0.44	$0.222
Third Quarter	$0.35	$0.26
Fourth Quarter	$0.35	$0.235
Fiscal year 2014	High	Low
First Quarter	$0.51	$0.13
Second Quarter	$0.31	$0.12
Third Quarter	$0.21	$0.1552
Fourth Quarter	$0.23	$0.1011
Fiscal year 2015	High	Low
First Quarter	$0.21	$0.095

On December 31, 2014, the last reported sales price was $0.1914 and on March 23, 2015 the last reported sale price was $0.21. According to the records of our transfer agent, as of March 30, 2015, there were approximately 24 holders of record of our common stock, which does not include beneficial owners of shares held in the name of brokers or other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth the number of shares of our common stock underlying outstanding options and warrants that have been issued under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	8,223,400	$.24	1,163,170
Equity compensation plans not approved by security holders	-	-	-

Total	8,223,400	$.24	1,163,170

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2014 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K:

On January 31, 2014, in connection with a strategic license agreement, the Company issued 50,000 shares of common stock, valued at $15,000.

In March 2014, the Company issued 88,165 shares of common stock for employee stock option exercises resulting in proceeds of $6,352.

On October 2, 2014, in connection with a strategic license agreement, the Company issued 375,000 shares of common stock, valued at $67,875.

On December 15, 2014, in connection with a strategic license agreement, the Company issued 200,000 shares of common stock, valued at $28,990.

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

Application features include:

- Live streaming broadcast from one to many with variable bit rate broadcasting and simultaneous chat

- Push Notification, user profile management, and user relational database powered by a proprietary back end system

- Integrated advertising platform capable of running video and rich media

- 24 hour moderation platform with user protections

- #hashtag content tagging and related channels

- Broadcasts can be scheduled or spontaneous

- Viewers chat with the broadcaster and with each other

- Broadcasters can live broadcast in 15 minute units

- 60 minute broadcasts are available for verified accounts

- Broadcasters can choose to make archived broadcasts public or private

- Broadcasts stream live and on-demand to web, Twitter and Facebook.

- Integrated “Coin” monetization platform

- Live broadcast filters to alter video

- Ability to broadcast live to a private audience or broadcast to a public audience but only allow a private group to chat

- Ability to save a high quality back up to the broadcaster's device

- In-app user-to-user messaging system

- Operates on IOS, Android, web and mobile web

- Offers an embed widget for users to stream live to their own websites

Hang w/ passed its first one million downloads in only nine months. We believe growth has been driven in part by celebrity social media activity, which has been shown to create spikes in downloads and activity.

The Hang w/ app provides multiple opportunities for users to share activity and content to social media - and allows users to invite their Facebook friends to download the application - all of which we believe drives awareness and growth.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table presents our results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013	$ Change	% Change
Revenues	$2,805,632	$2,310,815	$494,817	21%

Cost of goods sold	1,222,712	1,046,692	176,020	17%

Gross profit	1,582,920	1,264,123	318,797	25%

Expenses:
Selling, general and administrative	3,776,825	4,522,426	(745,601)	-16%

Loss from operations	(2,193,905	(3,258,303)	(1,064,398)	-33%

Other income (expenses):
Change in fair value of warrants	63,389	(57,247)	120,636	-211%
Interest expense	(11,573)	(21,338)	(9,765)	-46%
Realized loss on marketable securities	(13,676)	-	13,676	100%
Total other income (expenses)	38,140	(78,585)	124,547	-158%

Net loss before provision for income taxes	(2,155,765)	(3,336,888)	(1,181,123)	-35%
Provision for income taxes	-	-	-	-%

Net loss	(2,155,765)	(3,336,888)	(1,181,123)	-35%

Less: Net loss attributable to non-controlling interest	574,743	444,690	130,053	29%

Net loss attributable to MEDL Mobile Holdings, Inc.	$(1,581,022)	$(2,892,198)	$(1,311,176)	-45%

Revenues

Revenues primarily consisted of fees we received for developing custom Apps for third parties.  Revenues for the year ended December 31, 2014 increased to $2,805,632 as compared to $2,310,815 for the year ended December 31, 2013, an increase of $494,817 or 21%. The increase is primarily attributable to a increase in the development of customized mobile applications for third parties during the year ended December 31, 2014 as compared to the year ended December 31, 2013 due a more focused effort to acquire new customers and generate additional business from existing customers.

Based on the unpredictability of market and customer demand, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for the year ended December 31, 2014 increased to $1,222,712 as compared to $1,046,692 for the year ended December 31, 2013, an increase of $176,020 or 17%. The increase is primarily due to the increase in developer time needed because of the increase in the development of customized mobile applications for third parties.

Gross Profit

Gross profit for the year ended December 31, 2014 increased to $1,582,920 as compared to $1,264,123 for the year ended December 31, 2013, an increase of $318,797 or 25%.  The gross profit increased due to better planning, bidding and management of our custom development projects.

Selling, general and administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 decreased to $3,776,825 as compared to $4,522,426 for the year ended December 31, 2013, a decrease of $745,601 or 16%.  The decrease is primarily attributable to our focused efforts to reduce costs.   Our cutbacks and better management of legal and other professional fees resulted in a $159,490 decrease in legal, accounting and other professional fees, a $104,643 decrease in payroll and contract labor costs, a $65,730 decrease in marketing expense, a $44,450 decrease in rent expense (primarily due to subleasing a section of our office space to a third party), a $13,729 decrease in computer and internet expenses, a $13,160 decrease in office supplies and a net $81,614 decrease in other general and administrative expenses.  In addition, fewer stock options vested in 2014 than 2013 resulting in a $62,502 decrease in stock option expenses, and depreciation expense decreased $40,791, mainly due to a $23,617 write-off of leasehold improvements in 2013 and some fixed assets reaching full depreciation in 2013.

Other Income/Expenses

Other income for the year ended December 31, 2014 was $38,140 as compared to other expense of $78,585 for year ended December 31, 2013, a difference of $124,547 or 211%.  $120,636 of the difference is attributable to the warrants issued in a private placement in March 2012 being valued at $6,142 as of December 31, 2102 but having a fair value of $63,389 as of December 31, 2013, resulting in other expense of $57,247 as of December 31, 2013; and the fair value of the warrants as of December 31, 2014 being $0.00, resulting in other income of $63,389 for the year ended December 31, 2014. The remaining $3,911 of the difference is due to a $13,676 change in realized loss on marketable securities, offset by a $9,765 reduction in interest expense from $21,388 in 2013 to $11,573 in 2014 due to better management of cash flow and borrowings.

Net Loss

Net loss for the year ended December 31, 2014 decreased to $1,581,022 as compared to $2,892,198 for the year ended December 31, 2013, a decrease of $1,311,176 or 45%. The decreased loss was a result of increased revenues due a more focused effort to acquire new customers and generate additional business from existing customers, combined with a decrease in expenses as a result of our focused efforts to reduce costs.

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

At December 31, 2014 and 2013, we had cash of $50,330 and $887,322, respectively.  As of December 31, 2014 we had a working capital deficit of $44,865 and as of December 31, 2013 we had working capital of $653,997.   During 2014 our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $599,963 from the sale of shares of Hang With preferred stock to accredited investors.  During 2013 our Hang With, Inc. (“Hang With”) subsidiary raised an aggregate of $2,744,502 from the sale of shares of Hang With common stock to accredited investors.  These funds are intended to be used to fund Hang With’s product development and commercialization efforts.  Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs.  In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the year ended December 31, 2014 was $1,832,217 compared to net cash used in operating activities of $2,523,938 for the year ended December 31, 2013.  The $691,721 decrease in net cash used in operating activities was partially attributable to the $1,311,176 decrease in net loss, offset by reductions in year over year changes of $400,060 for common stock issued for services, $120,636 for change in fair value of derivative liability, $130,053 for non-controlling interest in subsidiary and various other fluctuations.  Net cash provided by investing activities for the year ended December 31, 2014 was $24,300 as compared to net cash used in investing activities of $5,649 for the year ended December 31, 2013. The change from net cash used in investing activities to net cash provided by investing activities was due to the proceeds from the sale of marketable securities in 2014. Net cash provided by financing activities for the year ended December 31, 2014 was $970,925 as compared to net cash provided by financing activities of $3,304,164 for the year ended December 31, 2013. Net cash provided by financing activities in 2014 reflects the $599,963 raised by our subsidiary, Hang With, Inc., in a private placement, $364,610 of net proceeds from the Line described below and $6,352 received for the exercise of stock options.  Net cash provided by financing activities in 2013 reflects the $2,744,502 raised by our subsidiary, Hang With, Inc., in a private placement, $550,000 of net proceeds from a private placement that closed on December 31, 2013 and $9,662 received for the exercise of stock options.

To date we have financed our operations through internally generated revenue from operations, the sale of equity, borrowings under a line of credit, the issuance of notes and loans from a shareholder.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month.  All borrowed funds from the Line are secured by all of our assets. We have, from time to time, borrowed funds under the Line and repaid portions of the borrowed funds.  We had we had fully repaid all such borrowings as of December 31, 2013 and as of December 31, 2014 we have $364,610 outstanding.

On December 31, 2013, we completed a sale to one (1) investor pursuant to a Securities Purchase Agreement of 2,000,000 shares of the Company’s common stock at a price of $0.275 per share (“Financing”).  On December 31, 2013, the Company and the investor also entered into an Amendment and Consent Agreement to amend certain terms of the March 28, 2012 Securities Purchase Agreement and Warrant agreements to, among other things, obtain consent for the Financing and eliminate certain restrictions placed on the Company.   In connection with the Amendment and Consent Agreement, the investor agreed to a warrant reset price of $0.30, instead of a warrant reset price of $0.275 that would have been required due to the Financing. Also in connection with the Amendment and Consent Agreement and the Financing, the Company issued the investor 2,454,545 shares of the Company’s common stock.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report for the year ended December 31, 2014. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

MEDL Mobile Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MEDL Mobile Holdings, Inc. ("the Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss and net cash used in operations of $1,581,022 and $1,832,217, respectively, for the year ended December 31, 2014 and an accumulated deficit of $9,114,236 at December 31, 2014.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

March 30, 2015

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$50,330	$887,322
Accounts receivable, net	247,953	177,947
Prepaid expenses	51,485	35,381
Total current assets	349,768	1,100,650

Fixed assets, net of depreciation	17,529	38,446

Other assets:
Security deposits	13,887	14,847
Investment in marketable securities	-	50,000
Intangible asset-customer base, net of amortization	42,000	78,000
Total other assets:	55,887	142,847

Total assets	$423,184	$1,281,943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$262,169	$262,354
Accrued compensation expenses	132,464	120,910
Derivative liability	-	63,389
Total current liabilities:	394,633	446,653

Long term liabilities:
Deferred lease	14,189	26,684
Line of credit payable	364,610	-
Security deposit payable	5,200	5,200
Total long term liabilities	383,999	31,884

Total liabilities	778,632	478,537

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 250,000 and 0 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	250	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 50,734,876 and 50,021,711 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	50,735	50,022
Additional paid-in capital	9,727,236	8,731,288
Accumulated deficit	(9,114,236)	(7,533,214)

Total MEDL Mobile Holdings, Inc. stockholders' equity	663,985	1,248,096

Non-controlling interest in subsidiary	(1,019,433)	(444,690)

Total stockholders' equity (deficit)	(355,448)	803,406

Total liabilities and stockholders' equity (deficit)	$423,184	$1,281,943

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013
Revenues	$2,805,632	$2,310,815

Cost of goods sold	1,222,712	1,046,692

Gross profit	1,582,920	1,264,123

Expenses:
Selling, general and administrative	3,776,825	4,522,426

Net loss before other income (expenses)	(2,193,905)	(3,258,303)

Other income (expenses):
Change in fair value of warrants	63,389	(57,247)
Interest expense	(11,573)	(21,338)
Realized loss on marketable securities	(13,676)	-
Total other income (expenses)	38,140	(78,585)

Net loss before provision for income taxes	(2,155,765)	(3,336,888)
Provision for income taxes	-	-

Net loss	(2,155,765)	(3,336,888)

Net loss attributable to non-controlling interest	574,743	444,690

Net loss attributable to MEDL Mobile Holdings, Inc.	$(1,581,022)	$(2,892,198)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	50,134,984	44,570,714

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional Paid-in Capital		Accumulated Other Comprehensive Income (loss)
	Preferred Stock		Common Stock			Accumulated Deficit		Non Controlling Interest
	Shares	Amount	Shares	Amount					Total

Balance at December 31, 2012	-	$ -	43,982,309	$ 43,983	$ 4,676,588	$ (4,641,016)	$ -	$ -	$ 79,555

Proceeds from issuance of common stock	-	-	4,454,545	4,455	545,545	-	-	-	550,000
Common stock issued for services	-	-	1,385,000	1,385	442,665	-	-	-	444,050
Common stock issued for investment	-	-	147,692	147	49,853	-	-	-	50,000
Common stock issued for options exercised	-	-	52,165	52	9,610	-	-	-	9,662
Proceeds from issuance of Hang With common stock	-	-	-	-	2,744,502	-	-	-	2,744,502
Stock based compensation in connection with options granted	-	-	-	-	262,525	-	-	-	262,525
Net loss	-	-	-	-	-	(2,892,198)	-	(444,690)	(3,336,888)
							-
Balance at December 31, 2013			50,021,711	50,022	8,731,288	(7,533,214)	-	(444,690)	803,406
							-
Common stock issued for services	-	-	250,000	250	43,740	-	-	-	43,990
Common stock issued for accounts payable	-	-	375,000	375	67,500	-	-	-	67,875
Common stock issued for options exercised	-	-	88,165	88	6,264	-	-	-	6,352
Preferred stock issued for services	250,000	250	-	-	44,750	-	-	-	45,000
Proceeds from issuance of Hang With preferred stock	-	-	-	-	599,963	-	-	-	599,963
Other comprehensive income (loss) - securities available for sale	-	-	-	-	-	-	(5,500)		(5,500)
Realized loss on sale of marketable securities	-	-	-	-	-	-	5,500	-	5,500
Stock based compensation in connection with options granted	-	-	-	-	233,731	-	-	-	233,731
Net loss	-	-	-	-	-	(1,581,022)	-	(574,743)	(2,155,765)

Balance at December 31, 2014	250,000	$ 250	50,734,876	$50,735	$9,727,236	$(9,114,236)	$ -	$ (1,019,433)	$ (355,448)

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,581,022)	$(2,892,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,941	109,733
Stock based compensation on options granted	233,731	262,525
Realized loss on marketable securities	13,676	-
Change in fair value of derivative liability	(63,389)	57,247
Common stock issued for services	43,990	444,050
Common stock issued for accounts payable	67,875	-
Preferred stock issued for services	45,000	-
Change in allowance for doubtful accounts	3,700	8,600
Non-controlling interest	(574,743)	(444,690)
Changes in operating assets and liabilities:
Accounts receivable	(73,706)	225,200
Prepaid expenses	(16,104)	50,250
Security deposits	960	6,300
Accounts payable and accrued expenses	11,369	(347,522)
Security deposit payable	-	5,200
Deferred lease	(12,495)	(8,633)
Net cash used in operating activities	(1,832,217)	(2,523,938)

Cash flows from investing activities:
Proceeds from sale of marketable securities	36,324	-
Purchase of office equipment	(12,024)	(5,649)

Net cash provided by (used in) investing activities	24,300	(5,649)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,352	9,662
Proceeds from issuance of common stock	-	550,000
Proceeds from line of credit, net	364,610	-
Proceeds from issuance of subsidiary common stock	599,963	2,744,502
Net cash provided by financing activities	970,925	3,304,164

Net (decrease) increase in cash	(836,992)	774,577

Cash at beginning of year	887,322	112,745

Cash at end of year	$50,330	$887,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$11,603	$21,338
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Issuance of common stock for services	$43,990	$347,750
Issuance of common stock for investment in securities available for sale	$-	$347,750
Issuance of common stock for accounts payable	$67,875	$-
Issuance of preferred stock for services	$45,000	$-
Derivative liability	$(63,389)	$57,247
Issuance of common stock for investment in securities available for sale	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation with 75,000,000 authorized shares of common stock with a par value of $0.001 per share. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.  As of December 31, 2014, we own 73.75% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $1,581,022 for the year ended December 31, 2014, has incurred losses since inception resulting in an accumulated deficit of $9,114,236 as of December 31, 2014, and has had negative cash flows from operating activities since inception.   The Company anticipates further losses in the development of its business.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.  As of December 31, 2014 and 2013, the Company has no cash equivalents.

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

Accounts Receivable

Accounts receivable are stated at the amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances outstanding after management has used reasonable collection efforts are written off through a charge to bad debt expense and a credit to trade accounts receivable.  Management has determined that the allowance for doubtful accounts at December 31, 2014 and 2013 is $14,400 and $10,700, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2014 no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Research and Development

The Company incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.  For the years ended December 31, 2014 and 2013, research and development totaled $40,639 and $42,969, respectively, and are included in selling, general and administrative expenses.

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

Fair value of financial instruments at December 31, 2014:

Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in marketable securities	$-	$-	$-
Derivative liability	$-	$-	$-

Fair value of financial instruments at December 31, 2013:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in marketable securities	$50,000	$-	$-
Derivative liability	$-	$-	$63,389

The derivative liability is the result of three (3) year warrants that were issued in March 2012.  The warrants expired in March 2015 with no value.  The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from January 1, 2013 to December 31, 2014:

Conversion feature derivative liability
Balance January 1, 2013	$6,142
Change in fair value	57,247
Balance December 31, 2013	$63,389
Change in fair value	(63,389)
Balance December 31, 2014	$-

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 11,223,400 and 8,728,400 at December 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share in 2014 and 2013 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2014 and 2013 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2014 and 2013.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3–FIXED ASSETS

Fixed assets as of December 31, 2014 and December 31, 2013 were as follows:

	Estimated Useful Lives (Years)	December 31, 2014	December 31, 2013
Computer equipment	3-5	$140,260	$129,132
Furniture and fixtures	3-5	17,417	16,521
Leasehold improvements	3-5	23,618	23,618
		181,295	169,271

Less: accumulated depreciation		(163,766)	(130,825)
Fixed assets, net		$17,529	$38,446

There was $32,941 and $73,733 charged to operations for depreciation expense for the years ended December 31, 2014 and 2013, respectively.

NOTE 4–INTANGIBLE ASSETS

Intangible assets as of December 31, 2014 and 2013 were as follows:

	Estimated Useful Life (Years)	December 31, 2014	December 31, 2013
Intangible asset - customer base	4	$144,000	$144,000

Less: accumulated amortization		(102,000)	(66,000)
Intangible asset - customer base, net of amortization		$42,000	$78,000

There was $36,000 charged to operations for amortization expense for both the years ended December 31, 2014 and 2013, respectively.

NOTE 5-PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of December 31, 2014	As of December 31, 2013
Deferred tax assets:
Net operating loss before non-deductible items	$(7,664,798)	$(6,317,482)
Tax rate	34%	34%
Total deferred tax assets	2,606,031	2,147,944
Less: Valuation allowance	(2,606,031)	(2,147,944)

Net deferred tax assets	$-	$-

As of December 31, 2014, the Company has a net operating loss carry forward of $7,664,798 expiring through 2034. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $458,087 in fiscal year 2014.

NOTE 6–INVESTMENT IN MARKETABLE SECURITIES

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

These securities were publicly traded equity securities and were restricted for sale under Federal securities laws upon issuance. Since those securities were restricted upon issuance, the Company was unable to liquidate them until the restriction was removed. Pursuant to ASC Topic 320, “Investments –Debt and Equity Securities”, the Company’s marketable securities have a readily determinable and active quoted price, such as from NASDAQ, NYSE Euronext, the Over the Counter Bulletin Board, and the OTC Markets Group.

Marketable securities are carried at fair value, with changes in unrealized gains or losses recognized as an element of comprehensive income based on changes in the fair value of the security. The securities were liquidated in 2014 and the Company recorded a $13,676 realized loss on marketable securities during the year ended December 31, 2014.

NOTE 7-RELATED PARTY TRANSACTIONS

The Company has entered into a sublease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The sub-lease commenced January 1, 2011 and expires November 30, 2015. In January 2014 we increased the amount of space under this sublease from 4,500 square feet to 6,800 square feet.  (See also Note 9)

We entered into a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue until terminated by either party by giving written notice to the other party.  For the year ended December 31, 2014, FA Corp performed $121,824 in services, of which $121,431 was paid in 2014 and $393 is reflected in accounts payable as of December 31, 2014. For the year ended December 31, 2013, FA Corp performed $114,726 in services, of which $109,049 was paid in 2013 and $5,677 is reflected in accounts payable as of December 31, 2013.

NOTE 8–LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term. The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum. Interest is due within 10 business days following the end of each calendar month. As of December 31, 2014, $364,610 was outstanding on the Line.  As of December 31, 2013, all amounts borrowed under the Line had been paid back. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the years ended December 31, 2014 and 2013 is $11,603 and $21,338, respectively.

NOTE 9-COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to two non-cancelable lease agreements for office space through November 30, 2015. The first lease is a sublease for approximately 6,800 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  The term of the sub-lease is from January 1, 2011 and ends on November 30, 2015.  The second lease is for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of this lease is from May 1, 2012 and ends on November 30, 2015.  The Company was a party to a non-cancelable lease agreement for approximately 4,786 square feet that was located at 18350 Mt. Langley Street, Fountain Valley, CA.  The term of this lease was September 1, 2011 through February 28, 2013.

At December 31, 2014, aggregate future minimum payments under these leases are as follows:

2015	153,098
Total	$153,098

The Company subleased the 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA with its landlord’s approval from September 1, 2013 through November 30, 2015, with an annual base rent of $61,547.

The rents received from this sublease are offset against the corresponding rental expense. The total future minimum lease rental income under the rental sublease agreement is as follows:

2015	56,418
Total	$56,418

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on us.

NOTE 10–STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of December 31, 2014 and 2013, the Company had 250,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

On October 14, 2014, the Company’s Board of Directors approved the filing of a Certificate of Designation of Rights, Preferences and Privileges of the Series A Convertible Redeemable Preferred Stock (the "Certificate") with the Secretary of State of the State of Nevada. The Certificate provides for the authorization of a new series of Preferred Stock comprised of up to 250,000 shares (the "Series A Preferred Stock").  Each share of Series A Preferred Stock is convertible into our Common Stock at any time at the option of the holder thereof at a conversion price of thirty cents ($0.30) per share of common stock, equal to one share of Series A Preferred Stock for six tenths (.6) of a share of common stock (subject to adjustment for stock splits, stock dividends and similar events).  The 250,000 shares of Series A Preferred Stock will automatically convert into 150,000 shares of Common Stock upon the consummation of a sale of our Company, whether by merger or asset sale.  The holders of our Series A Preferred Stock are entitled to vote on all matters together with the holders of our Common Stock. Each Share of Series A Preferred Stock shall be entitled to 200 votes (which multiple will be proportionately increased or decreased to reflect any stock splits, stock dividends and similar events affecting the Common Stock).  Upon the liquidation or dissolution of our Company, the holders of our Series A Preferred Stock will be entitled to receive with respect to their shares, as distributions, the same consideration such holders would have received had their shares been converted into our Common Stock immediately prior to the dissolution or winding up.  Our Company will have the option to redeem all or any of the shares of Series A Preferred Stock any time after the third anniversary of their initial issuance, at a per-share price of $0.18.  The shares of Series A Preferred Stock do not accrue dividends.

On October 14, 2014, the Company issued 250,000 shares of Series A Preferred Stock for employment services at a price per share of $0.18 for a total expense of $45,000.  On October 14, 2014, the Company entered into new employment agreements with Mr. Andrew Maltin and Mr. David Swartz, to serve as our Chief Executive Officer and President, respectively.  In connection with entering into these new agreements and agreeing to terminate their existing employment agreements, in lieu of paying them each $22,500 cash bonuses, Messrs. Maltin and Swartz each agreed to accept 125,000 shares of our Series A Preferred Stock.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares of common stock with a par value of $0.001.  As of December 31, 2014 and 2013, the Company had 50,734,876 and 50,021,711 shares of common stock issued and outstanding, respectively

On February 21, 2013, the Company issued 200,000 shares of common stock at $0.50 per share for $100,000 of certain outstanding legal fees.

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

On January 31, 2014, in connection with a strategic license agreement, the Company issued 50,000 shares of common stock, valued at $15,000.

In March 2014, the Company issued 88,165 shares of common stock for employee stock option exercises resulting in proceeds of $6,352.

On October 2, 2014, in connection with a strategic license agreement, the Company issued 375,000 shares of common stock, valued at $67,875.

On December 15, 2014, in connection with a strategic license agreement, the Company issued 200,000 shares of common stock, valued at $28,990.

Warrants

The Company had warrants outstanding to purchase 1,000,000 shares of common stock at $0.90 per share as of January 1, 2013. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.90 exercise price.  On December 31, 2013, the ratchet anti-dilution provision of those warrants resulted in the Company issuing an additional 2,000,000 warrants and the warrant price was reduced to $0.30. The Company has warrants outstanding to purchase 3,000,000 shares of common stock at $0.30 per share as of December 31, 2014 and 2013. The warrants do not meet conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This valuation resulted in a derivative liability on the balance sheet in the amount of $0 and $63,389 at December 31, 2013 and 2014, respectively. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

	December 31, 2014	December 31, 2013

Expected volatility	42.2%	46.1%
Expected term	.25 Years	1.25 Years
Risk-free interest rate	0.04%	0.14%
Expected dividend yield	0%	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provides for the issuance of a maximum of 10,000,000 shares of common stock.   As of December 31, 2014, there were options to purchase 8,223,400 shares outstanding under the plan. Of this amount, there are vested options exercisable into 4,717,348 shares of common stock. As of December 31, 2014, the Company had 1,163,170 shares reserved for future grant under its Plan and there were 88,165 and 52,165 shares exercised during the years ended December 31, 2014 and 2013, respectively.

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

Total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2014 and 2013 is $233,731 and $262,525, respectively.  For the years ended December 31, 2014 and 2013, share-based compensation expense equal to $155,426 and $217,928, respectively, is included in selling, general and administration and share-based compensation expense equal to $78,305 and $44,597, respectively, is included in cost of good sold.

There was no capitalized share-based compensation cost as of December 31, 2014 and 2013, and there were no recognized tax benefits during the years ended December 31, 2014 and 2013.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2014 and 2013:

Assumptions:

	2014	2013

Dividend yield	0.00	0.00
Risk-free interest rate	.10%	.14%
Expected volatility	42.2%	46.1%
Expected life (in years)	10	10

Share-Based Compensation and Options Issued to Consultants

Option activity for the year ended December 31, 2014 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2013	5,728,400	0.29	7.96	82,818
Granted	3,192,000	0.19	9.66	25,400
Exercised	(88,165)	0.073	-	10,313
Forfeited or cancelled	(608,835)	0.25	-	-

Options outstanding at December 31, 2014	8,223,400	0.24	8.02	56,520
Options expected to vest in the future as of December 31, 2014	3,506,052	0.21	9.24	32,348
Options exercisable at December 31, 2014	4,717,348	0.27	7.09	24,172
Options vested, exercisable and options expected to vest at December 31, 2014	8,223,400	0.24	8.02	56,520

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $0.19 closing price of our Common Stock on December 31, 2014.

At December 31, 2014 and 2013, there was $368,708 and $397,943, respectively, of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.75 years and 2.14 years, respectively.

NOTE 11–SUBSEQUENT EVENTS

On February 1, 2015, the Company entered into an agreement for strategic consulting services that expires October 20, 2015.  The agreement provides for the issuance of up to 1,600,000 shares of the Company’s common stock.  The shares are to be earned based on the achievement of certain milestones.  As of March 27, 2015, 200,000 of the shares have been earned due to achievement of milestones, but have not yet been issued.  Pursuant to the terms of the agreement, the shares are to be issued after the expiration of the agreement in October 20, 2015. The Company has the right to terminate the agreement at any time for any reason.

On March 11, 2015, the Company issued 400,000 shares of common stock for a strategic license at a price per share of $.11 for total expense of $44,000.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act, as amended). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, management identified significant deficiencies related to: (i) our internal audit functions, and (ii) a lack of segregation of duties within accounting functions. As a result, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting were not effective based on the criteria established in Internal Control–Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. We are in the process of determining how best to change our current system and implement a more effective system however there can be no assurance that implementation of any change will be completed in a timely manner or that it will be adequate once implemented. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will help remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since one is not required.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position
Andrew Maltin	44	Chief Executive Officer and Director
David Swartz	45	President, Secretary and Director
Murray Williams	44	Chief Financial Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by Andrew Maltin, our Chief Executive Officer, Dave Swartz, our President and Secretary and Murray Williams, our Chief Financial Officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew Maltin Chief Executive Officer (1)
	2014	223,230	-	22,500	93,676	-	-	-	339,406
	2013	200,000	-	-	-	-	-	-	200,000
Dave Swartz President and Secretary (2)
	2014	225,000	-	22,500	93,676	-	-	-	341,176
	2013	200,000	-	-	-	-	-	-	200,000
Murray Williams Chief Financial Officer (3)
	2014	30,000	-	-	-	-	-	-	30,000
	2013	30,000	-	-	-	-	-	-	30,000

(1)	Mr. Maltin is our Chief Executive Officer and is a director.

(2)	Mr. Swartz is our President, Secretary and is a director.

(3)	Mr. Williams was hired as our Chief Financial Officer effective November 14, 2012.
(5)

The fair value of each option award was estimated on the grant date using the Black-Scholes option-pricing model. See Note 10 to the financial statements for a description of the assumptions used in estimating the fair value of stock options. Stock awards and option awards are granted by the Board of Directors based upon many factors.  In the case of Mr. Maltin and Mr. Swartz, factors include the role each plays in the vision and advancement of the Company, below market compensation for executives in their capacities, length of service and the desire to retain their services.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Andrew Maltin	750,000 (1)	-	-	$0.275	6/24/2021	-	-	-	-
Dave Swartz	750,000 (1)	-	-	$0.275	6/24/2021	-	-	-	-

Andrew Maltin		1,000,000 (2)	-	$0.275	6/24/2021	-	-	-	-
Dave Swartz		1,000,000 (2)	-	$0.275	6/24/2021	-	-	-	-
Andrew Maltin	62,500 (3)	187,500 (3)	-	$0.275	6/24/2021	-	-	-	-
Dave Swartz	62,500 (3)	187,500 (3)	-	$0.275	6/24/2021	-	-	-	-

(1)

The options were granted on June 24, 2011 and 539,063 vested on June 24,2011 with the balance vesting over two years in equal monthly installments, subject to continued service at each vesting date.

(2)

The options were granted on October 13, 2014 and vest one-quarter on October 12, 2015 with the balance vesting over three years in equal monthly installments, subject to continued service at each vesting date.

(3)

The options were granted on October13, 2014 and vest monthly over twelve months beginning on October 13, 2014, subject to continued service at each vesting date.

Equity Compensation Plan Information

On June 24, 2011, our board adopted the 2011 Equity Incentive Plan, which was subsequently amended on May 1, 2012. The 2011 Equity Incentive Plan reserves 10,000,000 shares of common stock for grant to directors, officers, consultants, advisors or employees of the Company.  As of December 31, 2014, there were outstanding options to purchase 8,223,400 shares under the plan. Of this amount there are vested options exercisable into 4,717,348 shares of common stock. As of December 31, 2014, the Company had approximately 1,163,170 shares reserved for future grant under its Plan and there have been 153,430 shares exercised since the plan was adopted.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 30, 2015 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer and director; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o MEDL Mobile Holdings, Inc., 18475 Bandilier Circle, Fountain Valley, California. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 30, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)

Andrew Maltin (2)	10,904,553	20.92%
David Swartz (3)	10,954,532	21.02%
Murray Williams (4)	250,000	*
Alpha Capital Anstalt (5)	6,488,781	9.9%
All executive officers and directors as a group (3 persons) (6)	22,109,064	42.42%

* Less than 1%

(1)

Based on 51,134,876 shares of common stock outstanding as of March 30, 2015.

(2)

Mr. Maltin is our Chief Executive Officer and is a director. Includes 50,000 shares of common stock held by Mr. Maltin's wife, 125,000 shares of Series A Preferred Stock convertible into 75,000 shares of common stock, stock options that are currently exercisable to purchase 812,500 shares of common stock and stock options that are exercisable to purchase 41,667 shares of common stock within 60 days of March 30, 2015.

(3)

Mr. Swartz is our President, Secretary and is a director. Includes 50,000 shares of common stock held by Mr. Swartz's wife, 125,000 shares of Series A Preferred Stock convertible into 75,000 shares of common stock, stock options that are currently exercisable to purchase 812,500 shares of common stock and stock options that are exercisable to purchase 41,667 shares of common stock within 60 days of March 30, 2015.

(4)

Mr. Williams is our Chief Financial Officer. Represents 250,000 shares of our common stock.

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

(6)

Includes stock options to purchase 1,833,333 shares of common stock.

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

We entered into a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue until terminated by either party by giving written notice to the other party. For the year ended December 31, 2014, FA Corp performed $121,824 in services, of which $121,431 was paid in 2014 and $393 is reflected in accounts payable as of December 31, 2014. For the year ended December 31, 2013, FA Corp performed $114,726 in services, of which $109,049 was paid in 2013 and $5,677 is reflected in accounts payable as of December 31, 2013.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $38,000 and $41,800, respectively.

Audit-Related Fees

We did not incur any fees from our independent registered public accounting firm for audit-related services during the years ended December 31, 2014 and 2013.

Tax Fees

We did not incur any fees from our independent registered public accounting firm for tax compliance or tax consulting services during the years ended December 31, 2014 and 2013.

All Other Fees

We did not incur any fees from our independent registered public accounting firm for services rendered to us, other than the services covered in "Audit Fees" for the years ended December 31, 2014 and 2013.

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
101

The following materials from MEDL Mobile Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.(3)

*           Filed herewith

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

MEDL Mobile Holdings, Inc.
a Nevada corporation

March 30, 2015	By:	/s/ Andrew Maltin
Andrew Maltin
Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Andrew Maltin	March 30, 2015
Andrew Maltin
Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Dave Swartz	March 30, 2015
Dave Swartz
President, Secretary and Director

By:	/s/ Murray Williams	March 30, 2015
Murray Williams
Chief Financial Officer (Principal Financial and Accounting Officer)