Form 10-Q
period 2015-03-31
MEDL Mobile Holdings, Inc.
filed 2015-05-15
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

  X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,409,876 shares of common stock as of May 15, 2015.

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

•

other statements about our plans, objectives, expectations and intentions; and

•

other statements that are not historical fact.

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

Table of Contents

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$25,293	$50,330
Accounts receivable, net	164,694	247,953
Prepaid expenses	59,756	51,485
Total current assets	249,743	349,768

Fixed assets, net of depreciation	12,042	17,529

Other assets:
Security deposits	13,887	13,887
Intangible asset-customer base, net of amortization	33,000	42,000
Total other assets:	46,887	55,887

Total assets	$308,672	$423,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$393,384	$262,169
Accrued compensation expenses	140,374	132,464
Security deposit payable	5,200	-
Deferred lease	10,319	-
Common stock payable	28,000	-
Line of credit payable	356,300	-
Deferred revenue	188,916	-
Total current liabilities:	1,122,493	394,633

Long term liabilities:
Deferred lease	-	14,189
Line of credit payable	-	364,610
Security deposit payable	-	5,200
Total long term liabilities	-	383,999

Total liabilities	1,122,493	778,632

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 250,000 issued and outstanding at March 31, 2015 and December 31, 2014	250	250
Common stock, $0.001 par value, 500,000,000 shares authorized; 51,134,876 and 50,734,876 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	51,135	50,735
Additional paid-in capital	9,835,345	9,727,236
Accumulated deficit	(9,554,352)	(9,114,236)

Total MEDL Mobile Holdings, Inc. stockholders' equity	332,378	663,985

Non-controlling interest in subsidiary	(1,146,199)	(1,019,433)

Total stockholders' deficit	(813,821)	(355,448)

Total liabilities and stockholders' equity (deficit)	$308,672	$423,184

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues	$556,598	$623,291

Cost of goods sold	219,368	236,650

Gross profit	337,230	386,641

Expenses:
Selling, general and administrative	894,259	987,072
Total expenses	894,259	987,072

Net loss before other income (expense)	(557,029)	(600,431)

Other income (expense):
Change in fair value of warrants	-	3,765
Interest expense	(9,853)	(2,022)
Total other income (expense)	(9,853)	1,743

Net loss before provision for income taxes	(566,882)	(598,688)
Provision for income taxes	-	-

Net loss	(566,882)	(598,688)

Net loss attributable to non-controlling interest	126,766	138,197

Net loss attributable to MEDL Mobile Holdings, Inc.	$(440,116)	$(460,491)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	50,774,876	50,078,812

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2015	2014

Net losss attributable to MEDL Mobile Holdings, Inc.	$(440,116)	$(460,491)

Other comprehensive loss:
Unrealized loss on securities available for sale	-	(22,500)

Comprehensive loss attributable to MEDL Mobile Holdings, Inc.	$(440,116)	$(482,991)

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2015	2014

Cash flows from operating activities:
Net loss	$(440,116)	$(460,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,487	19,385
Stock based compensation on options granted	64,509	41,435
Change in fair value of derivative liability	-	(3,765)
Common stock issued for services	44,000	15,000
Change in allowance for doubtful accounts	-	3,700
Non-controlling interest	(126,766)	(138,197)
Changes in operating assets and liabilities:
Accounts receivable	83,259	(192,740)
Prepaid expenses	(8,271)	6,754
Accounts payable and accrued expenses	139,125	(33,952)
Deferred lease	(3,870)	(3,003)
Common stock payable	28,000	-
Deferred revenue	188,916	-
Net cash used in operating activities	(16,727)	(745,874)

Cash flows from financing activities:

Proceeds from exercise of stock options	-	6,352
Payments toward line of credit, net	(8,310)	-
Net cash (used in) provided by financing activities	(8,310)	6,352

Net decrease in cash	(25,037)	(739,522)

Cash at beginning of period	50,330	887,322

Cash at end of period	$25,293	$147,800

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$6,904	$-
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized loss on marketable securities available for sale	$-	$22,500

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation.  Hang With has 75,000,000 authorized shares of common stock with a par value of $0.001 per share and 20,000,000 authorized shares of preferred stock with a par value of $.001. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.  As of March 31, 2015, we own 73.72% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $440,116 for the three months ended March 31, 2015, has incurred losses since inception resulting in an accumulated deficit of $9,554,352 as of March 31, 2015, and has had negative cash flows from operating activities since inception.   The Company anticipates further losses in the development of its business.

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.  As of March 31, 2015 and December 31, 2014, the Company has no cash equivalents.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 8,623,400 and 8,490,171 at March 31, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share in 2015 and 2014 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2015 and 2014 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended March 31, 2015.

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

We entered into a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing SEC reporting, financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party.  For the three months ended March 31, 2015 and 2014, FA Corp earned $33,580 and $39,751 for services rendered, of which $8,457 and $12,975 was outstanding and reflected in accounts payable as of March 31, 2015 and 2014.

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

At March 31, 2015, aggregate future minimum payments under these leases is as follows:

2015	$111,344

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

2015	$41,031

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

NOTE 6 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month. As of March 31, 2015 and December 31, 2014, the outstanding balance on the Line is $356,300 and $364,610, respectively. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the three months ended March 31, 2015 and 2014 was $9,853 and $2,022, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of March 31, 2015 and 2014, the Company had 250,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares of common stock with a par value of $0.001.  As of March 31, 2015 and 2014, the Company had 51,134,876 and 50,159,876 shares of common stock issued and outstanding, respectively.

The Company issued the following shares of common stock during the three months ended March 31, 2015:

	Value of Shares	Number of Shares
Shares issued for services rendered	$44,000	400,000

Total shares issued	$44,000	400,000

The shares issued for services rendered were issued to a consultant for business development services.

On February 11, 2015, two hundred thousand shares of common stock were granted to a consultant for services provided but the shares have not yet been issued.  The shares were valued at $28,000 and that amount is reflected as common stock payable on the balance sheet.

Hang With, Inc. Subsidiary Common Stock

The authorized common stock of Hang With, Inc. consists of 75,000,000 shares of common stock with a par value of $0.001 per share. The authorized preferred stock of Hang With, Inc. consists of 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Between January 10, 2013 and March 31, 2015, our Hang With subsidiary raised an aggregate of $3,344,465 from the sale of 3,023,984 shares of Hang With common and preferred stock to accredited investors.  The sales of the Hang With shares were effected as private placements intended to be exempt under Rule 506 of Regulation D and Regulation S.  As of March 31, 2015, non-controlling shareholders own 26.28% of Hang With.  In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of March 31, 2015, there were options to purchase 8,623,400 shares outstanding under the Plan and approximately 763,170 shares remained available for future grant under the Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 was $64,509 and $41,435, respectively. For the three months ended March 31, 2015 and 2014, compensation expense included in selling, general and administration is $50,760 and $31,085, respectively. Compensation expense included in cost of goods sold for the three months ended March 31, 2015 and 2014 is $13,749 and $10,350, respectively.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions during the three months ended March 31, 2015:

Assumptions:

2014
Dividend yield	0.00
Risk-free interest rate	.10%
Expected volatility	42.2%
Expected life (in years)	10.00

Option activity for the three months ended March 31, 2015 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2014	8,223,400	0.24	8.02	$56,520
Granted	400,000.10		9.87	$16,000
Exercised	-	-	-	N/A
Forfeited or cancelled	-	-	-	N/A
Options outstanding at March 31, 2015	8,623,400	0.24	7.87	$31,870
Options expected to vest in the future as of March 31, 2015	3,243,761	0.20	9.12	$6,693
Options exercisable at March 31, 2015	5,379,639	0.26	7.09	$25,177
Options vested, exercisable and options expected to vest at March 31, 2015	8,623,400	0.24	7.87	$31,870

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of March 31, 2015 for those awards that have an exercise price currently below the closing price.

Unvested share activity for the three months ended March 31, 2015was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2014	3,506,052	$0.11
Granted	400,000	$0.17
Vested	(662,291)	$0.10
Cancelled	-	$ n/a
Unvested balance at March 31, 2015	3,243,761	$0.10

 At March 31, 2015, there was $324,115 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.66 years.

NOTE 8 – SUBSEQUENT EVENTS

On April 13, 2015, the Company issued 275,000 shares of common stock pursuant to a 4-month strategic consulting agreement signed on April 6, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report of MEDL Mobile Holdings, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Our principal executive offices are located at 18475 Bandilier Circle, Fountain Valley, California 92708, and our current telephone number at that address is (714) 617-1991.  We maintain a website at: www.medlmobile.com.  Our annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to this company are available on our website as soon as we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.  Our Hang With, Inc. subsidiary also maintains a website at www.hangwith.com.  Our Internet websites and the information contained therein, or connected thereto, are not, nor are they intended to be, incorporated into this Quarterly Report on Form 10-Q.

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

-

80% of all online adults now own a smartphone. TechChrunch, January 12, 2015

-

Apple has sold 591 million iPhones since its launch in 2007.  – Statista.com 2015

-

Up from 19.4% in 2013, mobile search will comprise an estimated 26.7% of the [Google’s] total ad revenues this year. – eMarketer 2014

-

Mobile app use [grew] 115% in 2013 – Flurry 2014

-

92 of the top 100 best global brands ranked by Interbrand were present in the Apple App Store, while 75 of the brands were present on Google Play. – Distimo 2013

-

On a typical day in November 2013, Distimo estimates the global revenues for the top 200 grossing apps at over $18M in the Apple App Store and over $12M for Google Play. In November 2012, these estimates were at $15M for the Apple App Store and only at $3.5M for Google Play.  – Distimo 2013

-

Consumer spend on music apps increased 77% in 2013. – App Annie 2014

-

Apps are a now vital marketing tool for Hollywood movies, and provide additional revenue. In 2012, seven of the top 10 grossing movies had associated tie-in apps. In 2013, all of the top 10 grossing movie titles had tie-in apps. – App Annie, 2014

-

Nearly all Generation Y consumers owned a mobile phone of some kind and 72% owned smartphones. - Forrester, 2013

-

1.2 billion people worldwide were using mobile apps at the end of 2012. This is forecast to grow at a 29.8 percent each year, to reach 4.4 billion users by the end of 2017. – Portio Research 2013

-

In Q1 2013, there were 13.4 billion app downloads, up 11 percent from Q4 2012, creating revenue of US$2.2 billion. – Canalys 2013

-

By 2017, 25 percent of enterprises will have an enterprise app store – Gartner 2013

-

Global mobile traffic now accounts for 15% of all Internet traffic. – Internet Trends 2013

-

85% of people prefer mobile apps to mobile websites - WebDAM 2014

-

40% of CNN’s website traffic came from mobile in 2013 – CNN 2014

-

En route to the store, 70 percent of smartphone shoppers use a store locator to plan their shopping trip – Nielsen 2013

-

Mobile coupons are redeemed 10 times as often as traditional coupons. – eMarketer 2013

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014 (unaudited)

The following table presents our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

	Three Months ended March 31,
	2015	2014	$ Change	% Change
Revenues	$556,598	$623,291	$(66,693)	-11%
Cost of goods sold	219,368	236,650	(17,282)	-7%
Gross profit	337,230	386,641	(49,411)	-13%
Expenses:
Selling, general and administrative	894,259	987,072	(92,813)	-9%
Net loss before other income (expense)	(557,029)	(600,431)	(43,402)	-7%
Other income (expense):
Change in fair value of warrants	-	3,765	(3,765)	-100%
Interest expense	(9,853)	(2,022)	(7,831)	387%
Total other income (expense)	(9,853)	1,743	(11,596)	665%
Net loss before provision for income taxes	(566,882)	(598,688)	(31,806)	-5%
Provision for income taxes	-	-	-	0%
Net loss	(566,882)	(598,688)	(31,806)	-5%
Less: Net loss attributable to non-controlling interest	126,766	138,197	(11,431)	-8%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(440,116)	$(460,491)	$(20,375)	-4%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties.  Revenues for Q1 2015 decreased to $556,598 as compared to $623,291 for Q1 2014, a decrease of $66,693 or 11%.  The decrease is primarily attributable to fewer customers placing orders for our customized mobile applications during Q1 2015 as compared to Q1 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for Q1 2015 decreased to $219,368 as compared to $236,650 for Q1 2014, a decrease of $17,282 or 7%. The decrease is primarily due to the reduction in employees and outside contractors that worked on third party applications due to fewer customers placing orders for our customized mobile applications during Q1 2015 as compared to Q1 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Q1 2015 decreased to $894,259 as compared to $987,072 for Q1 2014, a decrease of $92,813 or 9%.  The decrease is primarily attributable to decreases legal, accounting and other professional fees, decreases in payroll and contract labor costs, and an overall decrease in general expenses due to our continued focused effort to reduce costs.

Other Income/Expense

Other expense of $9,853 for Q1 2015 is comprised of interest expense on our $500,000 line of credit.  Other Income of $1,743 for Q1 2014 is the result of a $3,765 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $2,022 of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for Q1 2015 decreased $20,375 or 4% as compared to Q1 2014. The decrease in net loss was primarily the result of our custom App development division being more profitable by reducing costs in Q1 2015 and our overall company-wide focused effort to reduce costs. Even though the custom App development division experienced a reduction in revenues, our net loss decreased by $20,375.

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

As of March 31, 2015, we had cash of $25,293 and a working capital deficit of $872,750.   As of March 31, 2015, our Hang With subsidiary raised an aggregate of $3,344,465 from the sale of shares of Hang With common and preferred stock to accredited investors.  These funds are intended to be used to fund Hang With’s product development and commercialization efforts.  Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs.  In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the three months ended March 31, 2015 was $16,727 compared to net cash used in operating activities of $745,874 for the three months ended March 31, 2014.  The decrease in net cash used in operating activities from Q1 2014 to Q1 2015 was primarily attributable to the receipt in Q1 2105 of a $188,916 prepayment for future custom App development projects, a $275,999 fluctuation in accounts receivable, a $173,077 fluctuation in accounts payable and an increase of $57,000 in the use of common stock to pay for services, as well as a few other fluctuations.  The $8,310 net cash used in financing activities for the three months ended March 31, 2015 was for net payments towards the line of credit.   The $6,532 net cash provided by financing activities for the three months ended March 31, 2014 was from proceeds received for the exercise of stock options.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month.  All borrowed funds from the Line are secured by all of our assets.  The outstanding balance under the Line as of March 31, 2015 and 2014 was $356,300 and $364,610, respectively.

Between January 10, 2013 and March 31, 2015, Hang With raised an aggregate of $3,344,465 from the sale of shares of Hang With common and preferred stock to accredited investors in private placements. These funds were allocated to the development of Hang With’s live social mobile video App. Since we have been providing the development and maintenance services to Hang With on a fee for services basis, a portion of the funds raised by Hang With have been paid to us for these services.

We do not have any material commitments for capital expenditures during the next twelve months. Although we believe our net revenues, future stock sales and proceeds from the above described Line of Credit are sufficient to fund our current operating expenses, we may seek to raise additional funds in the future particularly if we are unable to generate positive cash flow as a result of our operations or require additional capital to expand our operations. Therefore our future operations may be dependent on our ability to secure additional financing.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our marketing and development plans and possibly cease our operations.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in our Annual Report dated December 31, 2014. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

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

We didn't have any financial instruments as of March 31, 2015.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the quarter ended March 31, 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2015. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2015, the company issued 400,000 shares of common stock, valued at $44,000, to a consultant for business development services.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
101**

The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Comprehensive Loss, and (v) Notes to Consolidated Financial Statements.

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

MEDL Mobile Holdings, Inc.

May 15, 2015	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)
May 15, 2015	By: /s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)