Form 10-Q
period 2015-06-30
MEDL Mobile Holdings, Inc.
filed 2015-08-14
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,839,288 shares of common stock as of August 14, 2015.

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

ITEM 1. FINANCIAL STATEMENTS.

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$25,657	$50,330
Accounts receivable, net	68,392	247,953
Prepaid expenses	40,993	51,485
Total current assets	135,042	349,768

Fixed assets, net of depreciation	9,788	17,529

Other assets:
Security deposits	13,887	13,887
Intangible asset-customer base, net of amortization	24,000	42,000
Total other assets:	37,887	55,887

Total assets	$182,717	$423,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$439,338	$262,169
Accrued compensation expenses	141,054	132,464
Security deposit payable	5,200	-
Deferred lease	7,739	-
Common stock payable	47,765	-
Line of credit payable	500,000	-
Deferred revenue	90,144	-
Total current liabilities:	1,231,240	394,633

Long term liabilities:
Deferred lease	-	14,189
Notes Payable	100,000	-
Line of credit payable	-	364,610
Security deposit payable	-	5,200
Total long term liabilities	100,000	383,999

Total liabilities	1,331,240	778,632

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 250,000 issued and outstanding at June 30, 2015 and December 31, 2014	250	250
Common stock, $0.001 par value, 500,000,000 shares authorized; 51,409,876 and 50,734,876 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	51,410	50,735
Additional paid-in capital	10,376,808	9,727,236
Accumulated deficit	(10,176,574)	(9,114,236)

Total MEDL Mobile Holdings, Inc. stockholders' equity	251,894	663,985

Non-controlling interest in subsidiary	(1,400,417)	(1,019,433)

Total stockholders' deficit	(1,148,523)	(355,448)

Total liabilities and stockholders' equity (deficit)	$182,717	$423,184

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	$483,604	$589,102	$1,040,202	$1,212,393

Cost of goods sold	117,810	348,149	337,177	584,799

Gross profit	365,794	240,953	703,025	627,594

Expenses:
Selling, general and administrative	1,230,168	899,678	2,124,428	1,886,753
Total expenses	1,230,168	899,678	2,124,428	1,886,753

Net loss before other income (expense)	(864,374)	(658,725)	(1,421,403)	(1,259,159)

Other income (expense):
Change in fair value of warrants	-	34,784	-	38,549
Interest expense	(12,066)	(3,078)	(21,919)	(5,100)
Total other income (expense)	(12,066)	31,706	(21,919)	33,449

Net loss before provision for income taxes	(876,440)	(627,019)	(1,443,322)	(1,225,710)
Provision for income taxes	-	-	-	-

Net loss	(876,440)	(627,019)	(1,443,322)	(1,225,710)

Net loss attributable to non-controlling interest	254,218	139,747	380,984	277,944

Net loss attributable to MEDL Mobile Holdings, Inc.	$(622,222)	$(487,272)	$(1,062,338)	$(947,766)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	51,074,379	50,159,876	51,074,379	50,120,112

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss attributable to MEDL Mobile Holdings, Inc.	$(622,222)	$(487,272)	$(1,062,338)	$(947,766)

Other comprehensive loss:
Unrealized gain (loss) on securities available for sale	-	17,000	-	(5,500)

Comprehensive loss attributable to MEDL Mobile Holdings, Inc.	$(622,222)	$(470,272)	$(1,062,338)	$(953,266)

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,062,338)	$(947,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,741	36,933
Stock based compensation on options granted	127,414	114,430
Change in fair value of derivative liability	-	(38,549)
Common stock issued for services	78,667	15,000
Change in allowance for doubtful accounts	-	3,700
Non-controlling interest	(380,984)	(277,944)
Subsidiary common stock issued for services	444,166	-
Changes in operating assets and liabilities:
Accounts receivable	179,561	(181,379)
Prepaid expenses	10,492	12,311
Security deposits	-	960
Accounts payable and accrued expenses	185,759	(27,640)
Deferred lease	(6,450)	(6,006)
Common stock payable	47,765	-
Deferred revenue	90,144	-
Net cash used in operating activities	(260,063)	(1,295,950)

Cash flows from investing activities:
Purchase of office equipment	-	(925)
Net cash used in investing activities	-	(925)

Cash flows from financing activities:
Proceeds from line of credit payable	135,390	90,250
Proceeds from exercise of stock options	-	6,352
Proceeds from issuance of subsidiary note payable	100,000	-
Proceeds from issuance of subsidiary stock	-	399,963
Net cash provided by financing activities	235,390	496,565

Net decrease in cash	(24,673)	(800,310)

Cash at beginning of period	50,330	887,322

Cash at end of period	$25,657	$87,012

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$21,919	$4,950
Income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Unrealized loss on marketable securities available for sale	$-	$5,500

The accompanying notes are an integral part of these consolidated financial statements

MEDL MOBILE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation.  Hang With has 75,000,000 authorized shares of common stock with a par value of $0.001 per share and 20,000,000 authorized shares of preferred stock with a par value of $.001. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.  As of June 30, 2015, we own 73.48% of Hang With.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company incurred a net loss of $1,062,338 for the six months ended June 30, 2015, has incurred losses since inception resulting in an accumulated deficit of $10,176,574 as of June 30, 2015, and has had negative cash flows from operating activities since inception. The Company anticipates further losses in the development of its business.

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

The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.  As of June 30, 2015 and December 31, 2014, the Company has no cash equivalents.

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

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 8,623,400 and 6,098,400 at June 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share in 2015 and 2014 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2015 and 2014 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended June 30, 2015.

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

We have a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing SEC reporting, financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party.  For the three and six months ended June 30, 2015 FA Corp earned $12,358 and $45,938, respectively, for services rendered.  For the three and six months ended June 30, 2014 FA Corp earned $25,309 and $65,554, respectively, for services rendered. As of June 30, 2015 and 2014, $2,325 and $2,784, respectively, was outstanding and reflected in accounts payable.

NOTE 4 – INVESTMENT IN MARKETABLE SECURITIES

We didn’t have any securities available for sale at June 30, 2015. Securities available for sale at June 30, 2014 consisted of the following:

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

When we held these securities they were publicly traded equity securities and were available for sale under Federal securities laws. The fair value of our available for sale marketable securities was determined based on quoted market prices on a quarterly basis. Unrealized gains or losses are recognized as an element of comprehensive income based on changes in the fair value of the security because those changes are determined to be temporary.

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

At June 30, 2015, aggregate future minimum payments under these leases is as follows:

2015	$69,590

The Company subleased the 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA with its landlord’s approval from September 1, 2013 through November 30, 2015, with an annual base rent of $61,547.

The rents received from this sublease are used to offset the corresponding rental expense. The total future minimum lease rental income under the rental lease agreement is as follows:

2015	$25,645

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

NOTE 6 – NOTES PAYABLE

On May 28, 2015, our Hang With subsidiary borrowed $100,000 from one of its members of its board of directors.  The note carries interest at 1.53% per annum and is due on the earlier of (i) May 28, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing.

NOTE 7 – LINE OF CREDIT

On January 17, 2013, the Company entered into a three-year, $500,000 secured revolving credit agreement (the “Line”). On August 7, 2015, the Line was increased by $50,000 to $550,000.  The Line is a revolving line of credit that allows the Company to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month. As of June 30, 2015 and December 31, 2014, the outstanding balance on the Line was $500,000 and $364,610, respectively. All borrowed funds from the Line are secured by a lien on all of the Company’s assets. Interest expense for the six months ended June 30, 2015 and 2014 was $21,919 and $5,100, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001. As of June 30, 2015 and 2014, the Company had 250,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares of common stock with a par value of $0.001.  As of June 30, 2015 and 2014, the Company had 51,409,876 and 50,159,876 shares of common stock issued and outstanding, respectively.

The Company issued the following shares of common stock during the six months ended June 30, 2015:

	Value of Shares	Number of Shares
Shares issued for services rendered	$78,667	675,000

Total shares issued	$78,667	675,000

The shares issued for services rendered were issued to consultants for business development services.

On February 11, 2015, two hundred thousand (200,000) shares of common stock were granted to a consultant for services provided but the shares have not yet been issued.  The shares were valued at $28,000 and that amount is reflected as common stock payable on the balance sheet.

On June 1, 2015, one hundred sixty four thousand seven hundred six (164,706) shares of common stock were granted to a consultant for services provided but the shares have not yet been issued.  The shares were valued at $19,765 and that amount is reflected as common stock payable on the balance sheet.

Hang With, Inc. Subsidiary Common Stock

The authorized common stock of Hang With, Inc. consists of 75,000,000 shares of common stock with a par value of $0.001 per share. The authorized preferred stock of Hang With, Inc. consists of 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Between January 10, 2013 and June 30, 2015, our Hang With subsidiary raised an aggregate of $3,344,465 from the sale of 3,023,984 shares of Hang With common and preferred stock to accredited investors.  The sales of the Hang With shares were effected as private placements intended to be exempt under Rule 506 of Regulation D and Regulation S.  On May 28, 2015, our Hang With subsidiary borrowed $100,000 from one of the independent members of its board of directors.  The note carries interest at 1.53% per annum and is due on the earlier of (i) May 28, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing.  As of June 30, 2015, non-controlling shareholders own 3,609,606 shares of common stock, equal to 26.52% of Hang With.  As of June 30, 2015, 585,622 shares of Hang With common stock have been issued for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes.  In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of June 30, 2015, there were options to purchase 8,623,400 shares outstanding under the Plan and approximately 333,758 shares remained available for future grant under the Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the six months ended June 30, 2015 and 2014 was $127,414 and $114,430, respectively. For the six months ended June 30, 2015 and 2014, compensation expense included in selling, general and administration is $86,088 and $71,606, respectively. Compensation expense included in cost of goods sold for the six months ended June 30, 2015 and 2014 is $41,326 and $42,824, respectively.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions during the six months ended June 30, 2015:

Assumptions:

Dividend yield	0.00
Risk-free interest rate	.10%
Expected volatility	42.2%
Expected life (in years)	10.00

Option activity for the six months ended June 30, 2015 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2014	8,223,400	0.24	8.02	$56,520
Granted	400,000.10		9.62	$8,000
Exercised	-	-	-	N/A
Forfeited or cancelled	-	-	-	N/A
Options outstanding at June 30, 2015	8,623,400	0.24	7.62	$19,270
Options expected to vest in the future as of June 30, 2015	2,757,575	0.20	9.08	$3,203
Options exercisable at June 30, 2015	5,865,825	0.26	6.96	$16,068
Options vested, exercisable and options expected to vest at June 30, 2015	8,623,400	0.24	7.62	$19,270

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of June 30, 2015 for those awards that have an exercise price currently below the closing price.

Unvested share activity for the six months ended June 30, 2015 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2014	3,506,052	$0.11
Granted	400,000	$0.17
Vested	(1,148,477)	$0.13
Cancelled	-	$ n/a
Unvested balance at June 30, 2015	2,757,575	$0.10

 At June 30, 2015, there was $261,210 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.74 years.

NOTE 9 – SUBSEQUENT EVENTS

On July 8, 2015, the company issued a $110,000 promissory note and a warrant to purchase 666,666 shares of common stock for net proceeds of $100,000. If the note is not repaid within 6 months it becomes convertible into shares of the Company’s common stock. The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

On July 21, 2015, the company issued a $40,000 promissory note and a warrant to purchase 242,424 shares of common stock for net proceeds of $36,000. If the note is not repaid within 6 months it becomes convertible into shares of the Company’s common stock. The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

On July 23, 2015, the Company issued 400,000 shares of common stock to extend the Chief Financial Officer’s employment agreement and issued 29,412 shares of common stock to a consultant for services rendered.

On July 23, 2015, the Company issued 29,412 shares of common stock to a consultant for services rendered.

On August 7, 2015, the Company’s three-year, $500,000 secured revolving credit, due January 17, 2016, was increased by $50,000 to $550,000.  All other terms of the Line remained the same.  As consideration for the increase, the company issued a warrant to purchase 333,333 shares of common stock. The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

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

MEDL’s business today is primarily organized in two areas of opportunity:

1.

MEDL Custom Development

Mission: To develop the cutting edge standard for mobile applications across platform, operating system and classification - as work for hire on behalf of third parties and in partnership with exceptional clients.

2.

Hang With, Inc.

Mission: To become the world’s premiere live content creation and distribution platform and to monetize live streaming video on behalf of content creators.

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

In some cases, MEDL will enter into a partnership with clients in which the client is charged a discounted development rate in exchange for revenue participation on said platform.  MEDL believes that as its skills in mobile development increase, and its understanding of the mobile market grows, the company is in a position to align itself with clients and development projects with a high likelihood of success by sharing in the potential upside of such development.

Current partnership projects include but are not limited to:

•

A multi-player turn based story-telling game;

•

An internet-of-things hardware/software solution to address an important element of automobile safety;

•

An “uber like” service in an auto-related industry;

•

Walter Foster Learn to Draw - the oldest purveyor of Learn to Draw books and content;

•

Marlee Matlin, academy award winning deaf actress - multiple projects.

Our custom development team is well versed in working closely with in-house IT departments and other third party technology providers in order to deliver complex back-end integrations that result in simple-to-use front end user experiences.

In recent months, the company has taken steps to promote key employees who’s experience and background, we believe, have enabled the company to streamline development services, diversify the base of clients, increase the number of clients and develop new libraries of re-usable code which can greatly reduce cost and speed time to market for future projects.

Current custom development projects span multiple categories and areas of mobile expertise. Projects include but are not limited to:

•

Health and Beauty Retail

•

Internet of Things

•

Navigation

•

Gaming

•

Photo sharing and manipulation

•

Charity Fundraising

•

mHealth

•

Major Film Studio Promotion

•

Location sharing and rating

•

Fashion/Retail

•

Uber like platform

2. Hang With, Inc.

The patent-pending “Hang w/” App allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities, public figures and content creators to easily monetize their fan bases.

The “Hang w/” live social mobile video platform was approved for release by Apple on March 20, 2013 and is available for download on the Apple App Store. The “Hang w/” live social mobile video platform was approved for release by Google on July 9, 2013 and is available for download on android phones via the Google Apps Marketplace.

Hang w/ allows content creators with large audiences, celebrities, athletes, musicians and even ordinary people to use their mobile device to connect directly and authentically with hundreds, thousands - and eventually millions of live viewers simultaneously.

Hang w/ generates revenue for content creators through two revenue streams.

1.

Content creators share in a portion of the revenue generated via pre-broadcast and post-broadcast advertising.

2.

Content creators can charge their followers to attend a ticketed live event using the new Hang w/ Digital Ticket feature. The content creator can set the price. Set the time. Share to followers on the app. Share to social media. And create the actual live content - all within the application.

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

•

An in-app digital coin system has been fully implemented and is used as the basis by which viewers purchase tickets to Digital Ticket events. The coin system also serves as the foundation for an in-app “tipping” system - for which development is currently underway.

•

Application features include:

•

Live streaming broadcast from one to many with variable bit rate broadcasting and simultaneous chat

•

Push Notification, user profile management, and user relational database powered by a proprietary back end system

•

Integrated advertising platform capable of running video and rich media

•

24 hour moderation platform with user protections

•

#hashtag content tagging and related channels

•

Broadcasts can be scheduled or spontaneous

•

Viewers chat with the broadcaster and with each other

•

60 minute broadcasts are available for all users

•

Broadcasters can choose to make archived broadcasts public or private

•

Broadcasts stream live and on-demand to web, Twitter and Facebook.

•

Integrated “Coin” monetization platform

•

Live broadcast filters to alter video

•

Ability to broadcast live to a private audience or broadcast to a public audience but only allow a private group to chat

•

Ability to save a high quality back up to the broadcaster's device

•

In-app user-to-user messaging system

•

Operates on IOS, Android, web and mobile web

•

Allows a user to export content directly to YouTube

•

Offers an embed widget for users to stream live to their own websites

•

Stream live via GoPro

•

Create, promote, publish and monetize a Digital Ticket PPV event

•

Fully integrated web-based broadcasting and viewing from www.hangwith.com

•

Allows a user to publish a “live link overlay” which can direct users to web content during a live broadcast - without leaving the actual broadcast experience

New features are constantly being developed in rapid response to the quickly evolving live streaming category - of which Hang w/ helped create and continues to shape.

The company believes that the live streaming category, recently popularized by apps such as Persicope (acquired by Twitter), will continue to grow and expand to include multiple “flavors” of live streaming experiences.  While many companies compete for the free live broadcasting space, Hang w/ believes it is well positioned and suited to capture a large portion of the live-streaming industry for those content creators who wish to be compensated for their live content.  Compensation comes in the form of a percentage of the advertising revenue from an advertisement viewed, actual money paid to attend a live event, or future monetization strategies such as tipping.

Additionally, while some live streaming solutions focus on a single platform such as either Facebook, YouTube or Twitter, we believe Hang w/ is unique in that it publishes content to multiple platforms simultaneously - including Facebook, Twitter, the web, and a post-broadcast export to YouTube.

Industry Background and Trends

Apps are designed to help a user perform specific tasks and are generally downloaded by users from an App store directly onto their smartphone or tablet. Apps have become increasingly popular which is evidenced by the following statistics published by the noted sources:

•

80% of all online adults now own a smartphone. TechChrunch, January 12, 2015

•

Apple has sold 591 million iPhones since its launch in 2007.  – Statista.com 2015

•

Up from 19.4% in 2013, mobile search will comprise an estimated 26.7% of the [Google’s] total ad revenues this year. – eMarketer 2014

•

Mobile app use [grew] 115% in 2013 – Flurry 2014

•

92 of the top 100 best global brands ranked by Interbrand were present in the Apple App Store, while 75 of the brands were present on Google Play. – Distimo 2013

•

On a typical day in November 2013, Distimo estimates the global revenues for the top 200 grossing apps at over $18M in the Apple App Store and over $12M for Google Play. In November 2012, these estimates were at $15M for the Apple App Store and only at $3.5M for Google Play.  – Distimo 2013

•

Consumer spend on music apps increased 77% in 2013. – App Annie 2014

•

Apps are a now vital marketing tool for Hollywood movies, and provide additional revenue. In 2012, seven of the top 10 grossing movies had associated tie-in apps. In 2013, all of the top 10 grossing movie titles had tie-in apps. – App Annie, 2014

•

Nearly all Generation Y consumers owned a mobile phone of some kind and 72% owned smartphones. - Forrester, 2013

•

billion people worldwide were using mobile apps at the end of 2012. This is forecast to grow at a 29.8 percent each year, to reach 4.4 billion users by the end of 2017. – Portio Research 2013

•

In Q1 2013, there were 13.4 billion app downloads, up 11 percent from Q4 2012, creating revenue of US$2.2 billion. – Canalys 2013

•

By 2017, 25 percent of enterprises will have an enterprise app store – Gartner 2013

•

Global mobile traffic now accounts for 15% of all Internet traffic. – Internet Trends 2013

•

85% of people prefer mobile apps to mobile websites - WebDAM 2014

•

40% of CNN’s website traffic came from mobile in 2013 – CNN 2014

•

En route to the store, 70 percent of smartphone shoppers use a store locator to plan their shopping trip – Nielsen 2013

•

Mobile coupons are redeemed 10 times as often as traditional coupons. – eMarketer 2013

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014 (unaudited)

The following table presents our results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

	Three Months ended June 30,
	2015	2014	$ Change	% Change
Revenues	$483,604	$589,102	$(105,498)	-18%
Cost of goods sold	117,810	348,149	(230,340)	-66%
Gross profit	365,794	240,953	124,841	52%
Expenses:
Selling, general and administrative	1,230,168	899,678	330,491	37%
Net loss before other income (expense)	(864,374)	(658,725)	205,649	31%
Other income (expense):
Change in fair value of warrants	-	34,784	(34,784)	-100%
Interest expense	(12,066)	(3,078)	(8,987)	330%
Total other income (expense)	(12,066)	31,706	(43,771)	-166%
Net loss before provision for income taxes	(876,440)	(627,019)	217,612	18%
Provision for income taxes	-	-	-	0%
Net loss	(876,440)	(627,019)	217,612	18%
Less: Net loss attributable to non-controlling interest	254,218	139,747	103,040	37%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(622,222)	$(487,272)	$114,572	12%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties.  Revenues for Q2 2015 decreased to $483,604 as compared to $589,102 for Q2 2014, a decrease of $105,498 or 18%.  The decrease is primarily attributable to fewer customers placing orders for our customized mobile applications during Q2 2015 as compared to Q2 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for Q2 2015 decreased to $117,810 as compared to $348,149 for Q2 2014, a decrease of $230,340 or 66%. The decrease is primarily due to the reduction in employees and outside contractors that worked on third party applications partially due to fewer customers placing orders for our customized mobile applications but primarily due to better management and cost controls during Q2 2015 as compared to Q2 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Q2 2015 increased to $1,230,168 as compared to $899,678 for Q2 2014, an increase of $330,491 or 37%.  The increase is primarily attributable our Hang With subsidiary incurring an expense of $463,931 for common stock issuances for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes, offset by decreases in recruiting, payroll and benefits due to fewer employees, and further offset by decreases in accounting and legal fees and an overall decrease in general expenses due to our continued focused effort to reduce costs.

Other Income/Expense

Other expense of $12,066 for Q2 2015 is comprised of interest expense on our $500,000 line of credit.  Other Income of $31,706 for Q2 2014 is the result of a $34,784 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $3,078 of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for the six months ended June 30, 2015 increased $249,421 or 40% as compared to Q2 2014. The increase in net loss was primarily the result of our Hang With subsidiary incurring an expense of $463,931 for common stock issuances for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes, offset by of our custom App development division being more profitable by reducing costs in Q2 2015 and our overall company-wide focused effort to reduce costs. Even though the custom App development division experienced a reduction in revenues, our gross profit increased by $124,841.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014 (unaudited)

The following table presents our results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

	Six Months ended June 30,
	2015	2014	$ Change	% Change
Revenues	$1,040,202	$1,212,393	$(172,191)	-14%
Cost of goods sold	337,177	584,799	(247,622)	-42%
Gross profit	703,025	627,594	75,431	12%
Expenses:
Selling, general and administrative	2,124,428	1,886,753	237,675	13%
Net loss before other income (expense)	(1,421,403)	(1,259,159)	162,244	13%
Other income (expense):
Change in fair value of warrants	-	38,549	(38,549)	-100%
Interest expense	(21,919)	(5,100)	(16,819)	330%
Total other income (expense)	(21,919)	33,449	(55,368)	-166%
Net loss before provision for income taxes	(1,443,322)	(1,225,710)	217,612	18%
Provision for income taxes	-	-	-	0%
Net loss	(1,443,322)	(1,225,710)	217,612	18%
Less: Net loss attributable to non-controlling interest	380,984	277,944	103,040	37%
Net loss attributable to MEDL Mobile Holdings, Inc.	$(1,062,338)	$(947,766)	$114,572	12%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties.  Revenues for the six months ended June 30, 2015 decreased to $1,040,202 as compared to $1,212,393 for the six months ended June 30, 2014, a decrease of $172,191 or 14%. The decrease is primarily attributable to fewer customers placing orders for our customized mobile applications during the six months ended June 30, 2015 as compared to the same period in 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for the six months ended June 30, 2015 decreased to $337,177 as compared to $584,799 for the six months ended June 30, 2014, a decrease of $247,622 or 42%. The decrease is primarily due to the reduction in employees and outside contractors that worked on third party applications partially due to fewer customers placing orders for our customized mobile applications but primarily due to better management and cost controls during the six months ended June 30, 2015 as compared to the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 increased to $2,124,428 as compared to $1,886,753 for the six months ended June 30, 2014, an increase of $237,675 or 13%.  The increase is primarily attributable our Hang With subsidiary incurring an expense of $444,166 for common stock issuances for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes, offset by decreases in recruiting, payroll and benefits due to fewer employees, and further offset by decreases in accounting and legal fees and an overall decrease in general expenses due to our continued focused effort to reduce costs.

Other Income/Expense

Other expense of $21,919 for the six months ended June 30, 2015 is comprised of interest expense on our $500,000 line of credit. Other Income of $33,449 for the six months ended June 30, 2014 is the result of a $38,549 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $5,100 of interest expense on our $500,000 line of credit.

Net Loss

Net loss attributable to MEDL Mobile Holdings, Inc. for the six months ended June 30, 2015 increased $217,612 or 18% as compared to the six months ended June 30, 2014. The increase in net loss was primarily the result of our Hang With subsidiary incurring an expense of $444,166 for common stock issuances for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes, offset by of our custom App development division being more profitable by reducing costs in the six months ended June 30, 2015 and our overall company-wide focused effort to reduce costs. Even though the custom App development division experienced a reduction in revenues, our gross profit increased by $75,431.

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

As of June 30, 2015, we had cash of $25,657 and a working capital deficit of $1,096,198.   As of June 30, 2015, our Hang With subsidiary raised an aggregate of $3,344,465 from the sale of shares of Hang With common and preferred stock to accredited investors and borrowed $100,000 from one an independent member of its board of directors.  Portions of these funds are intended to be used to fund Hang With’s product development and commercialization efforts.  Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs. In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the six months ended June 30, 2015 was $260,063 compared to net cash used in operating activities of $1,295,950 for the six months ended June 30, 2014.  The $1,035,877 decrease in net cash used in operating activities from the six months ended June 30, 2014 to the six months ended June 30, 2015 was primarily attributable to (i) the $90,144 balance of the prepayment for future custom App development projects, a $360,940 fluctuation in accounts receivable, a $213,399 fluctuation in accounts payable, an increase of $63,667 in the use of common stock to pay for services, an increase of $47,765 in common stock payable and a few other fluctuations.  The $925 net cash used in investing activities for the six months ended June 30, 2014 was for the purchase of office equipment.  No office equipment was purchased and there were no other investing activities for the six months ended June 30, 2015.   The $261,175 reduction in net cash provided by financing activities for the six months ended June 30, 2014 was primarily the result of subsidiary stock sales of $399,963 in the six month ended June 30, 2014 and no subsidiary stock sales in the six month ended June 30, 2015, offset by a $100,000 subsidiary note payable and a $45,140 increase in proceeds from the line of credit in the six months ended June 30, 2015.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month.  All borrowed funds from the Line are secured by all of our assets.  The outstanding balance under the Line as of June 30, 2015 and December 31, 2014 was $500,000 and $364,610, respectively. On August 7, 2015, the Line was increased by $50,000 to $550,000.  All other terms of the Line remained the same.  As consideration for the increase, the company issued a warrant to purchase 333,333 shares of common stock. The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

Between January 10, 2013 and June 30, 2015, Hang With raised an aggregate of $3,344,465 from the sale of shares of Hang With common and preferred stock to accredited investors in private placements and borrowed $100,000 from the independent member of its board of directors. These funds were allocated to the development of Hang With’s live social mobile video App. Since we have been providing the development and maintenance services to Hang With on a fee for services basis, a portion of the funds raised by Hang With have been paid to us for these services.

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

We didn't have any financial instruments as of June 30, 2015.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the quarter ended June 30, 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2015. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 13, 2015, the Company issued 275,000 shares of common stock, valued at $34,667, to a consultant for business development services.

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
101**

The following materials from MEDL Mobile Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Comprehensive Loss, and (v) Notes to Consolidated Financial Statements.

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

MEDL Mobile Holdings, Inc.

August 14, 2015	By:	/s/ Andrew Maltin
Andrew Maltin Chief Executive Officer (Principal Executive Officer)
August 14, 2015	By:	/s/ Murray Williams
Murray Williams Chief Financial Officer (Principal Financial and Accounting Officer)