Form 10-Q
period 2015-09-30
WITH, INC.
filed 2015-11-23
CIK 1487941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

  Commission File Number 000-55533

With, Inc.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,328,994 shares of common stock as of November 20, 2015.

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

ITEM 1. FINANCIAL STATEMENTS.

WITH, INC.
(FORMERLY MEDL MOBILE HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$73,857	$50,330
Accounts receivable, net	4,880	247,953
Prepaid expenses	44,858	51,485
Total current assets	123,595	349,768

Fixed assets, net of depreciation	8,179	17,529

Other assets:
Security deposits	13,887	13,887
Intangible asset-customer base, net of amortization	15,000	42,000
Total other assets:	28,887	55,887

Total assets	$160,661	$423,184

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$404,834	$262,169
Accrued compensation expenses	207,601	132,464
Security deposit payable	5,200	-
Deferred lease	2,580	-
Notes payable, net of original issue discounts of $9,275	140,725	-
Line of credit payable	549,100	-
Deferred revenue	90,144	-
Total current liabilities:	1,400,184	394,633

Long term liabilities:
Deferred lease	-	14,189
Note Payable	100,000	-
Notes Payable - related parties	150,000	-
Derivative liability	57,624	-
Line of credit payable	-	364,610
Security deposit payable	-	5,200
Total long term liabilities	307,624	383,999

Total liabilities	1,707,808	778,632

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 250,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	250	250
Common stock, $0.001 par value, 500,000,000 shares authorized; 52,203,994 and 50,734,876 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	52,204	50,735
Additional paid-in capital	10,667,100	9,727,236
Accumulated deficit	(10,693,411)	(9,114,236)

Total With, Inc. stockholders' equity	26,143	663,985
Non-controlling interest in subsidiary	(1,573,290)	(1,019,433)

Total stockholders' deficit	(1,547,147)	(355,448)

Total liabilities and stockholders' equity (deficit)	$160,661	$423,184

The accompanying notes are an integral part of these consolidated financial statements

WITH, INC.
(FORMERLY MEDL MOBILE HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$480,510	$909,866	$1,520,712	$2,122,259

Cost of goods sold	134,754	387,757	471,930	972,557

Gross profit	345,756	522,109	1,048,782	1,149,702

Expenses:
Selling, general and administrative	942,204	929,388	3,066,634	2,816,138
Total expenses	942,204	929,388	3,066,634	2,816,138

Net loss before other income (expense)	(596,448)	(407,279)	(2,017,852)	(1,666,436)

Other income (expense):
Warrant expense - value on issuance date	(91,500)	-	(91,500)	-
Change in fair value of warrants	33,876	24,840	33,876	63,389
Interest expense	(35,639)	(3,835)	(57,558)	(8,935)
Realized loss on marketable securities	-	(13,676)	-	(13,676)
Total other income (expense)	(93,263)	7,329	(115,182)	40,778

Net loss before provision for income taxes	(689,711)	(399,950)	(2,133,034)	(1,625,658)
Provision for income taxes	-	-	-	-

Net loss	(689,711)	(399,950)	(2,133,034)	(1,625,658)

Net loss attributable to non-controlling interest	172,873	148,283	553,857	426,227

Net loss attributable to With, Inc.	$(516,838)	$(251,667)	$(1,579,177)	$(1,199,431)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	51,577,189	50,159,876	51,354,753	50,133,561

The accompanying notes are an integral part of these consolidated financial statements

WITH, INC.
(FORMERLY MEDL MOBILE HOLDINGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2015	2014

Cash flows from operating activities:
Net loss	$(1,579,177)	$(1,199,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,350	53,353
Stock based compensation on options granted	161,234	181,164
Realized loss on marketable securities	-	13,676
Change in fair value of derivative liability	57,624	(63,389)
Common stock issued for services	166,533	15,000
Change in allowance for doubtful accounts	-	3,700
Non-controlling interest	(553,857)	(426,227)
Subsidiary common stock issued for services	613,567	-
Changes in operating assets and liabilities:
Accounts receivable	243,073	(94,909)
Prepaid expenses	6,627	13,225
Security deposits	-	960
Accounts payable and accrued expenses	217,803	130,061
Deferred lease	(11,609)	(9,130)
Deferred revenue	90,144	-
Net cash used in operating activities	(551,688)	(1,381,947)

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	36,324
Purchase of office equipment	-	(9,473)
Net cash provided by investing activities	-	26,851

Cash flows from financing activities:
Proceeds from line of credit payable, net	184,490	-
Proceeds from exercise of stock options	-	6,352
Proceeds from issuance of notes payable	140,725	-
Proceeds from issuance of subsidiary note payable	100,000	-
Proceeds from issuance of subsidiary notes payable to related parties	150,000	-
Proceeds from issuance of subsidiary stock	-	699,963
Net cash provided by financing activities	575,215	706,315

Net increase (decrease) in cash	23,527	(648,781)

Cash at beginning of period	50,330	887,322

Cash at end of period	$73,857	$238,541

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest	$30,723	$8,935
Income taxes	$800	$800

The accompanying notes are an integral part of these consolidated financial statements

WITH, INC.

(FORMERLY MEDL MOBILE HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

With, Inc., formerly MEDL Mobile Holdings, Inc., (the “Registrant”) through its wholly owned subsidiary, MEDL Mobile, Inc. (“MEDL” and together with the Registrant, “we”, “our”, “us”, or the “Company”) is a developer, incubator, marketer and aggregator of mobile application software, or “Apps”.

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

On November 2, 2012, the Company formed Hang With, Inc. (“Hang With”) a Nevada corporation.  Hang With has 75,000,000 authorized shares of common stock with a par value of $0.001 per share and 20,000,000 authorized shares of preferred stock with a par value of $.001. Hang With allows live real-time video to be sent from one phone to many. The goal of the platform is twofold: 1) to become the premiere social media network for people around the globe to connect, communicate and share experiences via live streaming broadcasts; and 2) to enable celebrities and public figures to easily monetize their fan bases.  Any user can be a broadcaster and/or a follower. After a follower receives a notification that the broadcaster is live, the follower views a short pre-roll advertisement before watching a live video feed sent directly from the broadcaster’s smartphone camera. The follower is able to chat with the broadcaster and other followers during the broadcast. A post-roll advertisement ends the broadcast.  As of September 30, 2015, we own 73.08% of Hang With.

On October 26, 2015, we changed our name from MEDL Mobile Holdings, Inc. to With, Inc.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company incurred a net loss of $1,579,177 for the nine months ended September 30, 2015, has incurred losses since inception resulting in an accumulated deficit of $10,693,411 as of September 30, 2015, and has had negative cash flows from operating activities since inception.   The Company anticipates further losses in the development of its business.

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

The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.  As of September 30, 2015 and December 31, 2014, the Company has no cash equivalents.

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

Fair value of financial instruments is as follows:

	September 30, 2015		Date of Issuance July 2015
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – 666,666 warrants issued July 8, 2015	$ 30,920	Level 3	$ 46,600	Level 3
Derivative liability – 242,424 warrants issued July 22, 2015	$ 11,244	Level 3	$ 17,505	Level 3
Derivative liability – 333,333 warrants issued August 7, 2015	$ 15,460	Level 3	$ 27,395	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from the dates of issuance (July 8, July 22 and August 7, 2015) to September 30, 2015:

Conversion feature derivative liability
Fair value on issuance dates	$91,500
Change in fair value	(33,876)
Balance September 30, 2014	$57,624

Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents, totaling 10,119,823 and 6,098,400 at September 30, 2015 and 2014, respectively, were not included in the computation of diluted earnings per share in 2015 and 2014 on the consolidated statement of operations due to the fact that the Company reported a net loss in 2015 and 2014 and to do so would be anti-dilutive for that period.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2015.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

In 2011 the Company entered into a sub-lease with a company in which the Company’s CEO and his family are shareholders.  The sublease is for approximately 4,500 square feet.  The term of the sub-lease is from January 1, 2011 and ends on November 30, 2015. In January 2014 we increased the amount of space under this sublease from 4,500 square feet to 6,800 square feet (see Note 5 for further details).

We have a consulting agreement with FA Corp, a consulting firm owned and controlled by Mr. Williams, our Chief Financial Officer, for providing SEC reporting, financial and bookkeeping related services by FA Corp at the rate of $100 per hour. The consulting agreement commenced on November 26, 2012 and shall continue unless terminated by either party by giving written notice to the other party.  For the three and nine months ended September 30, 2015 FA Corp earned $15,129 and $61,067, respectively, for services rendered.  For the three and nine months ended September 30, 2014 FA Corp earned $27,630 and $92,115, respectively, for services rendered.  As of September 30, 2015 and 2014, $0 and $3,994, respectively, was outstanding and reflected in accounts payable.

On May 28, 2015, our Hang With subsidiary borrowed $100,000 from one of its members of its board of directors.  The note carries interest at 1.53% per annum and is due on the earlier of (i) May 28, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing.

On July 23, 2015, we issued 400,000 shares of common stock, valued at $37,600, to our CFO, Murray Williams, as an incentive for him to remain with the Company. The Company immediately expensed $14,100 of the value, representing one hundred and fifty thousand of the shares, and the remaining $23,500 was recorded as a prepaid expense to be amortized over five quarters at $4,700 per quarter. The 400,000 shares were issued from the Company’s 2011 Equity Incentive Plan.

On August 19, 2015, Dave Swartz, our President and Secretary, loaned $50,000 to our subsidiary, Hang With, Inc.  The note carries interest at 1.53% per annum and is due on the earlier of (i) August 18, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease

The Company is party to two non-cancelable lease agreements for office space through 2015. The first lease is a sub-lease for approximately 4,500 square feet of space located at 18475 Bandilier Circle, unit A, Fountain Valley, CA.  In January 2014 we increased the amount of space under this sublease from 4,500 square feet to 6,800 square feet. The term of the sub-lease is from January 1, 2011 and ends on November 30, 2015.   The second lease is for approximately 6,034 square feet of space located at 18475 Bandilier Circle, unit B, Fountain Valley, CA.  The term of this lease is from May 1, 2012 and ends on November 30, 2015.  In November 2015, the company signed a 32-month lease agreement for new office space that the company will move into in December 1, 2015.

At September 30, 2015, aggregate future minimum payments under these leases is as follows:

2015	$27,836

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

2015	$10,258

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

NOTE 5 – NOTES PAYABLE

Short Term Notes Payable

On July 8, 2015, the Company issued a $110,000 promissory note and a warrant to purchase 666,666 shares of common stock for net proceeds of $100,000.  The note carries a one-time upfront 10% interest charge of $11,000, which was expensed to interest expense on July 8, 2015 and is included in accounts payable as of September 30, 2015. If the note is not repaid by the 7-month maturity date of February 8, 2015 it becomes convertible into shares of the Company’s common stock at a price equal to sixty percent (60%) of the lowest last trade price (as reported by Bloomberg LP) of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of conversion.  The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

On July 21, 2015, the Company issued a $40,000 promissory note and a warrant to purchase 242,424 shares of common stock for net proceeds of $36,000.  The note carries a one-time upfront 10% interest charge, making the outstanding amount of the note equal to $44,000.   If the note is not repaid by the 7-month maturity date of February 21, 2015 it becomes convertible into shares of the Company’s common stock at a price equal to sixty percent (60%) of the lowest last trade price (as reported by Bloomberg LP) of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of conversion.  The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

Long Term Notes Payable

On May 28, 2015, our Hang With subsidiary borrowed $100,000 from one of its members of its board of directors.  The note carries interest at 1.53% per annum and is due on the earlier of (i) May 28, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing.  In the event that this loan is not repaid within ten (10) months, the lender shall have the option to convert all or any portion of the note into shares of Hang With, Inc. common stock at a conversion price of $1.50 per share.

On August 19, 2015, Dave Swartz, our President and Secretary, loaned our subsidiary, Hang With, Inc., $50,000.  The note carries interest at 1.53% per annum and is due on the earlier of (i) August 18, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing.  In the event that this loan is not repaid within ten (10) months, the lender shall have the option to convert all or any portion of the note into shares of Hang With, Inc. common stock at a conversion price of $1.50 per share.

On August 20, 2015, an investor loaned our subsidiary, Hang With, Inc., $100,000.  The note carries interest at 18.36% per annum and is due on the earlier of (i) August 18, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing. In the event that this loan is not repaid within ten (10) months, the lender shall have the option to convert all or any portion of the note into shares of Hang With, Inc. common stock at a conversion price of $1.50 per share.

NOTE 6 – LINE OF CREDIT

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month.  All borrowed funds from the Line are secured by all of our assets.  The outstanding balance under the Line as of September 30, 2015 and December 31, 2014 was $549,100 and $364,610, respectively.  On August 7, 2015, the Line was increased by $50,000 to $550,000.  All other terms of the Line remained the same.  As consideration for the increase, the company issued a warrant to purchase 333,333 shares of common stock. The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock of the Company consists of 10,000,000 shares of preferred stock at a par value of $0.001.  As of September 30, 2015 and 2014, the Company had 250,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares of common stock with a par value of $0.001.  As of September 30, 2015 and December 31, 2014, the Company had 52,203,994 and 50,734,876 shares of common stock issued and outstanding, respectively.  See Note 8 – Subsequent Events.

The Company issued the following shares of common stock during the nine months ended September 30, 2015:

	Value of Shares	Number of Shares
Shares issued for services rendered	$166,533	1,469,118

Total shares issued	$166,533	1,469,118

On March 11, 2015, the company issued 400,000 shares of common stock, valued at $44,000, to a consultant for business development services.

On April 13, 2015, the Company issued 275,000 shares of common stock, valued at $34,667, to a consultant for business development services.

On July 23, 2015, we issued 400,000 shares of common stock, valued at $37,600, to our CFO, Murray Williams, as an incentive for him to remain with the Company.

On July 23, 2015, we issued 29,412 shares of common stock, valued at $2,500, to a consultant for technology programming services.

On August 17, 2015, three hundred sixty four thousand seven hundred six (364,706) shares of common stock, were issued to a consultant for work preformed Q1 and Q2 of 2015 in connection with strategic mergers and licenses. The shares had an aggregate value of $47,766 on the grant dates and that amount was reflected as common stock payable as of June 30, 2015.

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

Between January 10, 2013 and September 30, 2015, our Hang With subsidiary raised an aggregate of $3,344,465 from the sale of 3,023,984 shares of Hang With common and preferred stock to accredited investors.  The sales of the Hang With shares were effected as private placements intended to be exempt under Rule 506 of Regulation D and Regulation S.  On May 28, 2015, our Hang With subsidiary borrowed $100,000 from one of the independent members of its board of directors, and on August 19, 2015, our Hang With subsidiary borrowed $50,000 from Dave Swartz, our President and Secretary.  The notes carry interest at 1.53% per annum and are due on the earlier of (i) May 28, 2023 or (ii) within 15 days after Hang With, Inc. receives $2,000,000 or more in cash from an equity or debt financing.  As of September 30, 2015, non-controlling shareholders own 3,684,232 shares of common stock, equal to 26.92% of Hang With.  As of September 30, 2015, 660,248 shares of Hang With common stock have been issued for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes.  In accordance with GAAP, the financial results of Hang With are consolidated in the Company’s financial statements, and the portion of net loss attributable the non-controlling interest is disclosed as a separate line item in the Company’s unaudited financial statements included herein.

Warrants

The Company has warrants outstanding to purchase 1,242,423 shares of common stock at $0.30 per share as of September 30, 2015. The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share equivalents at less than the $0.30 exercise price.  The warrants do not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value.  Management estimates the fair value of the warrants on the inception date, and subsequently at each reporting period, using the Lattice option-pricing model, adjusted for dilution, because that technique embodies all assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants. This resulted in a derivative liability value of $57,624 at September 30, 2015. Significant inputs in calculating this valuation using the Lattice option-pricing model are as follows:

September 30, 2014
Expected volatility	87%
Expected term	2.75 Years
Risk-free interest rate	0.20%
Expected dividend yield	0%

Share-Based Compensation and Options Issued to Consultants

2011 Equity Incentive Plan

The board of directors adopted the 2011 Equity Incentive Plan, as amended, (the “Plan”) of MEDL Mobile Holdings, Inc. (Nevada) that provided for the issuance of a maximum of 10,000,000 shares of common stock.   As of September 30, 2015, there were options to purchase 8,877,400 shares outstanding under the Plan and approximately 79,758 shares remained available for future grant under the Plan.

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

Total share-based compensation expense included in the consolidated statements of operations for the nine months ended September 30, 2015 and 2014 was $161,234 and $181,164, respectively. For the nine months ended September 30, 2015 and 2014, compensation expense included in selling, general and administration is $103,368 and $121,488, respectively. Compensation expense included in cost of goods sold for the nine months ended September 30, 2015 and 2014 is $57,866 and $59,676, respectively.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model.  This model requires inputs such as expected life, expected volatility and risk-free interest rate.  The forfeiture rate also impacts the amount of aggregate compensation.  These inputs are subjective and generally require significant analysis and judgment to develop.  While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards.  The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions during the three months ended September 30, 2015:

Assumptions:

Dividend yield	0.00
Risk-free interest rate	.10%
Expected volatility	49.1%
Expected life (in years)	10.00

Option activity for the nine months ended September 30, 2015 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2014	8,223,400	0.24	8.02	$56,520
Granted	400,000.093		9.54	$-
Exercised	-	-	-	N/A
Forfeited or cancelled	-	-	-	N/A
Options outstanding at September 30, 2015	8,877,400	0.245	7.44	$-
Options expected to vest in the future as of September 30, 2015	2,666,034	0.184	8.90	$-
Options exercisable at September 30, 2015	6,211,366	0.255	6.83	$-
Options vested, exercisable and options expected to vest at September 30, 2015	8,877,400	0.233	7.44	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock as of September 30, 2015 for those awards that have an exercise price currently below the closing price.

Unvested share activity for the nine months ended September 30, 2015 was as follows:

	Unvested	Weighted
	Number of	Average Grant
	Options	Fair Value
Unvested balance at December 31, 2014	3,506,052	$0.11
Granted	654,000	$0.164
Vested	(1,494,018)	$0.108
Cancelled	-	$ n/a
Unvested balance at September 30, 2015	2,666,034	$0.090

At September 30, 2015, there was $238,079 unrecognized share-based compensation expense related to unvested employee share options with a weighted average remaining recognition period of 2.70 years.

NOTE 8 – SUBSEQUENT EVENTS

On October 15, 2015, the Company issued 125,000 shares of common stock, valued at $37,500, to a consultant for services rendered in connection with strategic licenses with celebrities for our subsidiary’s Hang w/ App.

According to the Company’s records, as of September 30, 2015, the Company had issued and outstanding a total of 52,203,994 shares of common stock.  On October 22, 2015, the Company was contacted by one of its stockholders regarding the stockholder’s rights under two Securities Purchase Agreements entered into in 2012 and 2013 (the “Issuance Documents”).  The stockholder claims that certain stock issuances made by the Company in 2015 at a price below $0.275 triggered the anti-dilution provisions of the Issuance Documents and that, as a result, the stockholder is entitled to receive not less than 4,770,030 additional shares of common stock.  The Company is evaluating the basis and validity of the stockholder’s claim, the exemptions from the anti-dilution provisions available for certain stock issuances, and the number of shares that the stockholder alleges that it is entitled to receive if the exemptions are not available.  As of the date of this filing, the Company has not finalized its analysis regarding the stockholder’s demand, and no additional shares have been issued to the stockholder.  Should the Company hereafter conclude that the stockholder is entitled to receive additional shares, the number of issued and outstanding shares of common stock will increase.  Since neither the validity of the stockholder’s demands, nor the number of shares that the stockholder may be entitled to receive, have been established, the effect of the stockholder’s demands on the number of outstanding shares is not known.  Accordingly, none of the references in this Report on Form 10-Q to shares outstanding as of September 30, 2015, or any other date, and none of the other information based on the number of outstanding shares (such as net loss per share, average common shares outstanding, and other similar information) include any possible adjustment that may be effected following an analysis of the demand made under the Issuance Documents for the issuance of additional shares.

On October 26, 2015 the Company changed its name to With, Inc. and changed its stock trading ticker symbol to WWTH.

On November 2, 2015, the Company issued a $100,000 note, due November 2, 2018, for net proceeds of $91,000. If the $100,000 is not repaid by May 2, 2016 it becomes convertible into shares of the Company’s common stock at a price equal to sixty percent (60%) of the lowest last trade price (as reported by Bloomberg LP) of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of conversion.  The note was issued pursuant to a Securities Purchase Agreement dated October 30, 2015 whereby the investor agreed to purchase up to an aggregate of $375,000 of notes for $338,500 under three separate notes.  All three notes contain the same terms except have different dollar amounts, the first of which is the aforementioned November 2, 2015 $100,000 note purchased for $91,000, the 2nd is a $125,000 note and to be purchased some time between January 1, 2016 and February 1, 2016 (the “Second Closing Date”) for $112,500 and the 3rd is a $150,000 note to be purchased, at any time between sixty one (61) to ninety (90) days after the Second Closing, for $135,000.  The execution and issuance of both the 2nd and 3rd notes are subject to the mutual agreement of the investor and the Company.  The notes are redeemable by the Company, upon not more than two (2) days written notice, for an amount equal to: (i) if the redemption date is ninety (90) days or less from the date of issuance of the note, one hundred percent (100%) of the sum of the principal amount so redeemed plus accrued interest, if any; (ii) if the redemption date is greater than or equal to ninety one (91) days from the date of issuance of the note and less than or equal to one hundred twenty (120) days from the date of issuance of the note, one hundred ten percent (110%) of the sum of the principal amount so redeemed plus accrued interest, if any; (iii) if the redemption date is greater than or equal to one hundred twenty one (121) days from the date of issuance of the note and less than or equal to one hundred fifty (150) days from the date of issuance of the note, one hundred fifteen percent (115%) of the sum of the principal amount so redeemed plus accrued interest, if any; (iv) if the redemption date is greater than or equal to one hundred fifty one (151) days from the date of issuance of the note and less than or equal to one hundred eighty (180) days from the date of issuance of the note, one hundred twenty five percent (125%) of the sum of the principal amount so redeemed plus accrued interest, if any; and (v) if the redemption date is greater than or equal to one hundred eighty one (181) days from the date of issuance of the note, one hundred thirty percent (130%) of the sum of the principal amount so redeemed plus accrued interest, if any.  The note does not bear interest, however, in the event of default by the Cthe investor has the option to in increase the interest rate applicable to the applicable note to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law.

On November 4, 2015, the company entered into a Sublease for approximately 3,000 square feet to replace the office space that the Company is currently pursuant to a lease agreement the expires on November 30, 2015.  The new office space is located in Irvine, California and the Company expects to be fully moved in to the new office space by November 30, 2015.  The initial term is thirty two (32) months and the Company has the option to extend the lease for an additional sixteen (16) months. “Base Rent” for the initial Term of the Lease shall be payable in the following amounts:

Months	Base Rent
1	$4,500/mo.
2-14	$4,635/mo.
15-27	$4,774/mo.
28-32	$4,917/mo.

On November 17, 2015, the company’s Chief Financial Officer resigned but agreed to continue to provide services on a consulting basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This Quarterly Report of With, Inc., formerly MEDL Mobile Holdings, Inc., on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

In this section, unless the context indicates otherwise, all references herein to “WWTH,” “the Company,” “we,” “our” or “us” refer collectively to With, Inc., formerly MEDL Mobile Holdings, Inc., and its wholly owned subsidiaries.

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

On November 2, 2012, we formed Hang With, Inc. to focus on creating a live social mobile video platform.  Hang With, Inc. has issued shares to third party investors to fund its operations and, as a result, it now operates as a standalone company with WWTH as its largest shareholder.

On October 26, 2015, we changed our name from MEDL Mobile Holdings, Inc. to With, Inc. (“WWTH”)

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

Our business today is primarily organized in two areas of opportunity:

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

In November 2012, we incorporated Hang With, Inc. and transferred the Hang w/ assets to that entity.  Hang With, Inc. has issued shares to third party investors to fund its operations and, as a result, it now operates as a standalone company with WWTH as its largest shareholder.

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

Current partnership projects include but are not limited to:

A multi-player turn based story-telling game;

An internet-of-things hardware/software solution to address an important element of automobile safety;

An “uber like” service in an auto-related industry;

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

Current custom development projects span multiple categories and areas of mobile expertise. Projects include but are not limited to:

-

Health and Beauty Retail

-

Internet of Things

-

Navigation

-

Gaming

-

Photo sharing and manipulation

-

Charity Fundraising

-

mHealth

-

Major Film Studio Promotion

-

Location sharing and rating

-

Fashion/Retail

-

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

- 60 minute broadcasts are available for all users

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

- Allows a user to export content directly to YouTube

- Offers an embed widget for users to stream live to their own websites

- Stream live via GoPro

- Create, promote, publish and monetize a Digital Ticket PPV event

- Fully integrated web-based broadcasting and viewing from www.hangwith.com

- Allows a user to publish a “live link overlay” which can direct users to web content during a live broadcast - without leaving the actual broadcast experience

New features are constantly being developed in rapid response to the quickly evolving live streaming category - of which Hang w/ helped create and continues to shape.

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

- 85% of people prefer mobile apps to mobile websites - WebDAM 2014

- 40% of CNN’s website traffic came from mobile in 2013 – CNN 2014

- En route to the store, 70 percent of smartphone shoppers use a store locator to plan their shopping trip – Nielsen 2013

- Mobile coupons are redeemed 10 times as often as traditional coupons. – eMarketer 2013

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014 (unaudited)

The following table presents our results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

	Three Months ended September 30,
	2015	2014	$ Change	% Change
Revenues	$480,510	$909,866	$(429,356)	-47%
Cost of goods sold	134,754	387,757	(253,003)	-65%
Gross profit	345,756	522,109	(176,353)	-34%
Expenses:
Selling, general and administrative	942,204	929,388	12,816	1%
Net loss before other income (expense)	(596,448)	(407,279)	189,169	46%
Other income (expense):

Warrant expense – value on issuance date	(91,500)	-	(91,500)	-100%
Change in fair value of warrants	33,876	24,840	9,036	36%

Realized loss on marketable securities	-	(13,676)	13,676	-100%
Interest expense	(35,639)	(3,835)	(31,804)	829%
Total other income (expense)	(93,263)	7,329	(100,592)	-1372%
Net loss before provision for income taxes	(689,711)	(399,950)	289,760	72%
Provision for income taxes	-	-	-	0%
Net loss	(689,711)	(399,950)	289,760	72%
Less: Net loss attributable to non-controlling interest	172,873	148,283	24,590	17%
Net loss attributable to With, Inc., formerly MEDL Mobile Holdings, Inc.	$(516,838)	$(251,667)	$265,170	105%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties.  Revenues for Q3 2015 decreased to $480,510 as compared to $909,866 for Q3 2014, a decrease of $429,356 or 47%.  The decrease is primarily attributable to fewer customers placing orders for our customized mobile applications during Q3 2015 as compared to Q3 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for Q3 2015 decreased to $134,754 as compared to $387,757 for Q3 2014, a decrease of $253,003 or 65%. The decrease is primarily due to the reduction in employees and outside contractors that worked on third party applications primarily due to fewer customers placing orders for our customized mobile applications but also due to better management and cost controls during Q3 2015 as compared to Q3 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Q3 2015 increased to $942,204 as compared to $929,388 for Q3 2014, an increase of $12,816 or 1%.  The increase is primarily attributable our Hang With subsidiary incurring an expense of $169,401 in Q3 2015 for common stock issuances for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes, which was offset by our overall company-wide focused effort to reduce costs which resulted in a $36,384 reduction in payroll and contractors expense, a reduction of $82,229 in professional fees and a net reduction in all other expenses of $38,624.

Other Income(Expense)

Other expense of $93,263 for Q3 2015 is comprised of $13,319 interest expense on our $550,000 line of credit, $15,000 for 1-time upfront 10% interest charges on WWTH’s two notes payable issued in July 2015, $4,725 for the amortization of the original issue discount on WWTH’s two notes payable, $91,500 warrant expense for the value of the 999,999 warrants issued in connection with the July notes payable and $2,595 interest expense on Hang With’s three outstanding notes payable, offset by a $33,876 gain from the decrease in the recorded fair value of warrants from the issuance dates in Q3 2015 to September 30, 2015.  Other Income of $21,005 for Q3 2014 is the result of a $24,840 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $3,835 of interest expense on our $550,000 line of credit.  The warrants from the March 2012 private placement expired in March 2015.

Net Loss

Net loss attributable to With, Inc., formerly MEDL Mobile Holdings, Inc., for the three months ended September 30, 2015 increased $265,170 or 105% as compared to Q3 2014. The increase in net loss was primarily the result of our custom App development division gross profit decreasing by $176,353 due to fewer customers placing orders for our customized mobile applications and the other expenses as described in the previous paragraph..

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014 (unaudited)

The following table presents our results of operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

	Nine Months ended September 30,
	2015	2014	$ Change	% Change
Revenues	$1,520,712	$2,122,259	$(601,547)	-28%
Cost of goods sold	471,930	972,557	(500,627)	-51%
Gross profit	1,048,782	1,149,702	(100,920)	-9%
Expenses:
Selling, general and administrative	3,066,634	2,816,138	250,496	9%
Net loss before other income (expense)	(2,017,852)	(1,666,436)	351,416	21%
Other income (expense):

Warrant expense – value on issuance date	(91,500)	-	(91,500)	-100%
Change in fair value of warrants	32,706	63,389	(29,513)	-47%

Realized loss on marketable securities	-	(13,676)	13,676	-100%
Interest expense	(57,558)	(8,935)	(48,623)	544%
Total other income (expense)	(115,182)	40,778	(155,960)	-382%
Net loss before provision for income taxes	(2,133,034)	(1,625,658)	507,376	31%
Provision for income taxes	-	-	-	0%
Net loss	(2,133,034)	(1,625,658)	507,376	31%
Less: Net loss attributable to non-controlling interest	553,857	426,227	127,630	30%
Net loss attributable to With, Inc., formerly MEDL Mobile Holdings, Inc.	$(1,579,177)	$(1,199,431)	$379,746	32%

Revenues

Revenues primarily consist of fees we received for developing custom Apps for third parties.  Revenues for the nine months ended September 30, 2015 decreased to $1,520,712 as compared to $2,122,259 for the nine months ended September 30, 2014, a decrease of $601,547 or 28%.  The decrease is primarily attributable to fewer customers placing orders for our customized mobile applications during the nine months ended September 30, 2015 as compared to the same period in 2014.

Based on the unpredictability of market and customer demand for our services, we cannot accurately predict revenue trends on a quarter-to-quarter basis.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of our employees and the cost of our contractors engaged in developing Apps for our customers.  Cost of goods sold for the nine months ended September 30, 2015 decreased to $471,930 as compared to $972,557 for the nine months ended September 30, 2014, a decrease of $500,627 or 51%. The decrease is primarily due to the reduction in employees and outside contractors that worked on third party applications partially due to fewer customers placing orders for our customized mobile applications but primarily due to better management and cost controls during the nine months ended September 30, 2015 as compared to the same period in 2014.  Our custom App development division experienced a 28% reduction in revenues but we reduced our cost of goods sold by 51% so our gross profit only decreased by 9%.  Gross margins increased from 54% to 69%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 increased to $3,066,634 as compared to $2,816,138 for the nine months ended September 30, 2014, an increase of $250,496 or 9%.  The increase is primarily attributable to our Hang With subsidiary incurring an expense of $613,567, in the nine months ended September 30, 2105 and no such expenses in the same period of 2014 for common stock issuances for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes, offset by decreases of $140,292 in recruiting, payroll and benefits due to fewer employees, and further offset by decreases of $126,604 in accounting, legal fees and other professional fees and a net decrease of $96,175 in all other expenses due to our continued focused effort to reduce costs.

Other Income/Expense

Other expense of $115,182 for the nine months ended September 30, 2015 is comprised of $35,238 interest expense on our $550,000 line of credit, $15,000 for 1-time upfront 10% interest charges on WWTH’s two notes payable issued in July 2015 (the “Notes), $4,725 for the amortization of the original issue discount on the Notes, $91,500 warrant expense for the value of the 999,999 warrants issued in connection with the Notes and $2,595 interest expense on Hang With’s three outstanding notes payable, offset by a $33,876 gain from the decrease in the recorded fair value of warrants from the issuance dates in Q3 2015 to September 30, 2015.  Other Income of $40,778 for the nine months ended September 30, 2014 is the result of a $63,389 decrease in the recorded fair value of warrants issued in a private placement in March 2012 less $8,935 of interest expense on our $550,000 line of credit and $13,676 realized loss on marketable securities.  The warrants from the March 2012 private placement expired in March 2015.

Net Loss

Net loss attributable to With, Inc., formerly MEDL Mobile Holdings, Inc., for the nine months ended September 30, 2015 increased $379,746 or 32% as compared to the nine months ended September 30, 2014. The increase in net loss was primarily the result of our Hang With subsidiary incurring expenses of $613,567 for common stock issuances for services and for licenses to use celebrities’ names and likeness on the Hang With platform and for Hang With marketing purposes, and also due to gross profit decreasing by $100,920, offset by a $334,741 reduction in expenses as noted in the previous two paragraphs primarily due or our overall company-wide focused effort to reduce costs.

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

To date we have financed our operations through internally generated revenue from operations, the sale of equity securities, borrowings under a line of credit, the sale of original issue discount notes, and shareholder loans.

As of September 30, 2015, we had cash of $73,857 and a working capital deficit of $1,276,589.   As of September 30, 2015, our Hang With subsidiary raised an aggregate of $3,344,465 from the sale of shares of Hang With common and preferred stock to accredited investors and borrowed $250,000 from three accredited investors.  Portions of these funds have been used to fund Hang With’s product development and commercialization efforts.  Since we are compensated by Hang With for providing services, a portion of these funds have been paid to the Company and used by the Company to support this Company’s liquidity needs.  In accordance with GAAP, Hang With’s cash is consolidated with the Company’s cash in the Company’s consolidated financial statements included herein.

Net cash used in operating activities for the nine months ended September 30, 2015 was $551,688 compared to net cash used in operating activities of $1,381,947 for the nine months ended September 30, 2014.  The $830,259 decrease in net cash used in operating activities from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was primarily attributable to the $613,567 increase in the issuance of subsidiary stock for services, $90,144 increase in the balance of the prepayment for future custom App development projects, a $337,982 fluctuation in accounts receivable due to a reduction in accounts receivable from 2014 to 2015 and an increase in accounts receivable from 2013 to 2014, an $87,742 increase in the amount by which the change accounts payable and accrued expenses increased from 2014 to 2015 versus 2013 to 2014, a $151,533 increase in the amount by which common stock issued for services increased from 2014 to 2015 versus 2013 to 2014, a $121,013 fluctuation in the change in fair value of derivative liability.  These increases were offset by the $379,746 increase in our net loss, a $127,630 increase in the net loss attributable non-controlling interest in our Hang With subsidiary, a combined $50,609 decrease in depreciation, amortization, stock based compensation on options granted and the realized loss on marketable securities, and a net decrease of $13,737 in other non cash items.  The $26,851 net cash provided by investing activities for the nine months ended September 30, 2014 is due to $36,324 of proceeds from the sale of marketable securities, offset by $9,473 of purchases of office equipment. There were no investing activities for the nine months ended September 30, 2015.   The $131,100 reduction in net cash provided by financing activities from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was primarily the result of subsidiary stock sales of $699,963 in the nine months ended September 30, 2014 and no subsidiary stock sales in the nine months ended September 30, 2015, offset by the issuance $250,000 of subsidiary notes payable, $140,725 of original issue discount notes and a $184,490 increase in proceeds from the line of credit in the nine months ended September 30, 2015.

On January 17, 2013, we entered into a three-year, $500,000 secured revolving credit agreement (the “Line”) with an investment fund. The Line is a revolving line of credit that allows us to repay principal amounts and re-borrow them at any time during the three-year term.  The interest rate on borrowed funds is 10% per annum and the interest rate on undrawn funds is 2.0% per annum.  Interest is due within 10 business days following the end of each calendar month.  All borrowed funds from the Line are secured by all of our assets.  The outstanding balance under the Line as of September 30, 2015 and December 31, 2014 was $549,100 and $364,610, respectively.  On August 7, 2015, the Line was increased by $50,000 to $550,000.  All other terms of the Line remained the same.  As consideration for the increase, the company issued a warrant to purchase 333,333 shares of common stock. The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

On July 8, 2015, the Company issued a $110,000 promissory note and a warrant to purchase 666,666 shares of common stock for net proceeds of $100,000.  The note carries a one-time upfront 10% interest charge of $11,000, which was expensed to interest expense on July 8, 2015 and is included in accounts payable as of September 30, 2015. If the note is not repaid by the 7-month maturity date of February 8, 2015 it becomes convertible into shares of the Company’s common stock at a price equal to sixty percent (60%) of the lowest last trade price (as reported by Bloomberg LP) of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of conversion.  The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

On July 21, 2015, the Company issued a $40,000 promissory note and a warrant to purchase 242,424 shares of common stock for net proceeds of $36,000.  The note carries a one-time upfront 10% interest charge, making the outstanding amount of the note equal to $44,000.   If the note is not repaid by the 7-month maturity date of February 21, 2015 it becomes convertible into shares of the Company’s common stock at a price equal to sixty percent (60%) of the lowest last trade price (as reported by Bloomberg LP) of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of conversion.  The warrant has a three year term and may be exercised at an exercise price of $0.30 per share, subject to adjustment in the case of stock splits, distributions, reorganizations, recapitalizations and the like, and may be exercised on a cashless basis under certain circumstances. The warrant contains full ratchet anti-dilution protection in the case of a share issuance for consideration less than the then exercise price of the warrant, subject to customary exceptions.

On November 2, 2015, the Company issued a $100,000 note, due November 2, 2018, for net proceeds of $91,000. If the $100,000 is not repaid by May 2, 2016 it becomes convertible into shares of the Company’s common stock at a price equal to sixty percent (60%) of the lowest last trade price (as reported by Bloomberg LP) of the Company’s common stock for the twenty five (25) trading days immediately preceding the date of conversion.  The note was issued pursuant to a Securities Purchase Agreement dated October 30, 2015 whereby the investor agreed to purchase up to an aggregate of $375,000 of notes for $338,500 under three separate notes.  All three notes contain the same terms except have different dollar amounts, the first of which is the aforementioned November 2, 2015 $100,000 note purchased for $91,000, the 2nd is a $125,000 note and to be purchased some time between January 1, 2016 and February 1, 2016 (the “Second Closing Date”) for $112,500 and the 3rd is a $150,000 note to be purchased, at any time between sixty one (61) to ninety (90) days after the Second Closing, for $135,000.  The execution and issuance of both the 2nd and 3rd notes are subject to the mutual agreement of the investor and the Company.  The notes are redeemable by the Company, upon not more than two (2) days written notice, for an amount equal to: (i) if the redemption date is ninety (90) days or less from the date of issuance of the note, one hundred percent (100%) of the sum of the principal amount so redeemed plus accrued interest, if any; (ii) if the redemption date is greater than or equal to ninety one (91) days from the date of issuance of the note and less than or equal to one hundred twenty (120) days from the date of issuance of the note, one hundred ten percent (110%) of the sum of the principal amount so redeemed plus accrued interest, if any; (iii) if the redemption date is greater than or equal to one hundred twenty one (121) days from the date of issuance of the note and less than or equal to one hundred fifty (150) days from the date of issuance of the note, one hundred fifteen percent (115%) of the sum of the principal amount so redeemed plus accrued interest, if any; (iv) if the redemption date is greater than or equal to one hundred fifty one (151) days from the date of issuance of the note and less than or equal to one hundred eighty (180) days from the date of issuance of the note, one hundred twenty five percent (125%) of the sum of the principal amount so redeemed plus accrued interest, if any; and (v) if the redemption date is greater than or equal to one hundred eighty one (181) days from the date of issuance of the note, one hundred thirty percent (130%) of the sum of the principal amount so redeemed plus accrued interest, if any.  The note does not bear interest, however, in the event of default by the Cthe investor has the option to in increase the interest rate applicable to the applicable note to the lesser of eighteen percent (18%) per annum and the maximum interest rate allowable under applicable law.

Between January 10, 2013 and September 30, 2015, Hang With raised an aggregate of $3,344,465 from the sale of shares of Hang With common and preferred stock to accredited investors in private placements and borrowed an aggregate of $2500,000 from 3 accredited investors. Two of the notes, in the aggregate amount of $150,000 have interest rates of 1.53 per annum and the remaining $100,000 note has an interest rate of 18.36 per annum.  These funds were allocated to the development of Hang With’s live social mobile video App. Since we have been providing the development and maintenance services to Hang With on a fee for services basis, a portion of the funds raised by Hang With have been paid to us for these services.

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

Fair value of financial instruments is as follows:

	September 30, 2015		Date of Issuance July 2015
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – 666,666 warrants issued July 8, 2015	$ 30,920	Level 3	$ 46,600	Level 3
Derivative liability – 242,424 warrants issued July 22, 2015	$ 11,244	Level 3	$ 17,505	Level 3
Derivative liability – 333,333 warrants issued August 7, 2015	$ 15,460	Level 3	$ 27,395	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) from the dates of issuance (July 8 and July 22, 2015) to September 30, 2015:

Conversion feature derivative liability
Initial balance in July 2015	$91,500
Change in fair value	(33,876)
Balance September 30, 2015	$57,624

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the period ended September 30, 2015.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2015. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 23, 2015, we issued 400,000 shares of common stock, valued at $37,600, to our CFO, Murray Williams, as an incentive for him to remain with the Company.

On July 23, 2015, we issued 29,412 shares of common stock, valued at $2,500, to a consultant for technology programming services.

On August 17, 2015, three hundred sixty four thousand seven hundred six (364,706) shares of common stock, were issued to a consultant for work preformed Q1 and Q2 of 2015 in connection with strategic mergers and licenses. The shares were valued at $47,765 on the grant dates and that amount was reflected as common stock payable as of June 30, 2015.

The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS.

31.1	Section 302 Certification of Principal Executive and Financial Officer
32.1*	Section 906 Certification of Principal Executive and Financial Officer
101**

The following materials from With, Inc.’s, MEDL Mobile Holdings, Inc., Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Statements of Comprehensive Loss, and (v) Notes to Consolidated Financial Statements.

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

With, Inc., formerly Mobile Holdings, Inc.

November 20, 2015	By: /s/ Andrew Maltin
Andrew Maltin Chief Executive & Financial Officer (Principal Executive & Financial Officer)